Form 10-Q
period 1994-03-31
DS BANCOR INC
filed 1994-05-13
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994
                                                 --------------

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                  to
                                      ----------------    ----------------

                         Commission file number 0-16193


                                 DS BANCOR, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                           06-1162884
            (State or other jurisdiction of       I.R.S. Employer
            Incorporation or organization)        Identification No.)

                     33 ELIZABETH STREET, DERBY, CONNECTICUT
                    (Address of principal executive offices)

                                      06418
                                   (Zip Code)

                                 (203) 736-9921
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class:  Common Stock, par value $1.00 per share
          Outstanding at May 12, 1994:  2,657,891 shares

                                    I N D E X

                                                                 Page(s)
Part 1 -- Financial Statements
       A.  Consolidated Statements of Position                         1
       B.  Consolidated Statements of Operations                       2
       C.  Consolidated Statements of Stockholders' Equity             3
       D.  Consolidated Statements of Cash Flows                       4
       E.  Notes to Consolidated Financial Statements             5 - 25
       F.  Selected Consolidated Financial and Other Data             26
       G.  Management's Discussion and Analysis                  27 - 38

Part 2 -- Other Information                                           39

Signatures                                                            40

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF POSITION
                          (Dollar amounts in thousands)


                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1994                1993
                                                                                   -------------      ---------------
                                                                                    (unaudited)
ASSETS
  Cash and due from banks (Note 1)                                                      $15,076              $12,618
  Federal funds sold (Note 1)                                                                --               30,500
  Investment securities (Notes 1, 2 & 3)
     Trading account securities, at market                                                  304                   --
     Available-for-sale, at market                                                      221,913              256,346
     Held-to-maturity (market value:  $126,933 at March 31, 1994
     and $66,846 at December 31, 1993)                                                  130,439               66,253
  Federal Home Loan Bank of Boston stock, at cost (Note 3)                                8,022                8,022
                                                                                   -------------      ---------------

  Loans (Notes 1, 3, 4 & 5)
     Mortgage                                                                           691,807              660,605
     Consumer                                                                            92,787               95,520
     Commerical                                                                          30,462               30,141
                                                                                   -------------      ---------------
                                                                                        815,056              786,266
     Less:  Allowance for loan losses                                                    (6,777)              (6,979)
                                                                                   -------------      ---------------

  Loans, net                                                                            808,279              779,287
                                                                                   -------------      ---------------

  Income receivable (Note 1)                                                              6,566                6,541
  Bank premises and equipment, net (Notes 1 & 6)                                          6,926                7,062
  Prepaid and deferred income taxes (Notes 1 & 9)                                         3,172                2,501
  Foreclosed & in-substance foreclosed assets (Notes 1 & 7)                              16,707               16,143
  Other assets                                                                            9,557                8,848
                                                                                   -------------      ---------------

TOTAL ASSETS                                                                         $1,226,961           $1,194,121
                                                                                   -------------      ---------------
                                                                                   -------------      ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits (Note 8)
     Non-interest bearing                                                               $29,659              $28,185
     Interest bearing                                                                   990,141              978,036
                                                                                   -------------      ---------------

                                                                                      1,019,800            1,006,221
  Mortgagors' escrow                                                                      7,035               10,476
  Advances from Federal Home Loan Bank of Boston (Notes 3 & 8)                          128,332              104,991
  Repurchase agreements & other borrowings (Notes 3, 8 & 13)                              1,450                1,450
  Other liabilities (Note 9)                                                              4,174                4,543
                                                                                   -------------      ---------------

     Total Liabilities                                                                1,160,791            1,127,681
                                                                                   -------------      ---------------

Commitments and contingent Liabilities (Notes 5 & 6)

Stockholders' Equity (Notes 12, 13 & 15)
  Preferred stock, no par value; authorized 2,000,000 shares; none issued                    --                   --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued--2,991,116 shares; outstanding--2,651,616 shares                               2,991                2,991
  Additional paid-in capital                                                             36,007               36,007
  Retained earnings                                                                      31,685               31,955
  Less:  Treasury stock, at cost (339,500 shares)                                        (4,513)              (4,513)
                                                                                   -------------      ---------------

     Total Stockholders' Equity                                                          66,170               66,440
                                                                                   -------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,226,961           $1,194,121
                                                                                   -------------      ---------------
                                                                                   -------------      ---------------


See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)


                                                                     QUARTER ENDED
                                                                       MARCH 31,
                                                                   1994          1993
                                                               ------------  ------------
                                                                      (unaudited)
INTEREST REVENUE (Note 1)
  Interest and fees on loans                                       $13,546       $13,481
  Taxable interest on investments                                    4,525         5,294
  Dividends on investments                                             222           212
                                                               ------------  ------------

     Total interest revenue                                         18,293        18,987
                                                               ------------  ------------

INTEREST EXPENSE (Note 8)
  Deposits                                                           8,300        10,046
  Borrowed funds                                                     1,675         1,627
  Less:  Penalties on premature time deposit withdrawals               (13)          (22)
                                                               ------------  ------------

     Net interest expense                                            9,962        11,651
                                                               ------------  ------------

NET INTEREST REVENUE                                                 8,331         7,336
Provision for loan losses (Notes 1 & 4)                                600           450
                                                               ------------  ------------

Net interest revenue after provision for loan losses                 7,731         6,886
                                                               ------------  ------------

OTHER REVENUE
  Service charges and other revenue                                    583         1,756
  Net securities and other gains                                       280            38
                                                               ------------  ------------

     Total other revenue                                               863         1,794
                                                               ------------  ------------

OTHER EXPENSES
  Salaries and wages                                                 1,918         1,849
  Employee benefits (Note 10)                                          575           471
  Occupancy (Note 6)                                                   645           509
  Furniture and equipment (Note 6)                                     221           185
  Foreclosed asset expense (Note 7)                                    544         1,242
  Other                                                              2,188         2,146
                                                               ------------  ------------

     Total other expenses                                            6,091         6,402
                                                               ------------  ------------

Income before income taxes and cumulative
  effect of a change in accounting principle                         2,503         2,278
Provision for income taxes (Note 9)                                  1,011           988
                                                               ------------  ------------

Income before cumulative effect of a change in accounting princ      1,492         1,290
Cumulative effect of a change in method of accounting
  for income taxes (Notes 1 & 9)                                        --         1,548
                                                               ------------  ------------

NET INCOME                                                          $1,492        $2,838
                                                               ------------  ------------
                                                               ------------  ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 11)
  Primary                                                        2,753,561     2,651,295
  Fully diluted                                                  2,762,866     2,651,295

EARNINGS PER SHARE--PRIMARY (Note 11)
  Income before cumulative effect of a change in accounting pri      $0.54         $0.49
  Cumulative effect of a change in account principle                    --         $0.58
  Net income                                                         $0.54         $1.07

EARNINGS PER SHARE--FULLY DILUTED (Note 11)
  Income before cumulative effect of a change in accounting pri      $0.54         $0.49
  Cumulative effect of a change in account principle                    --         $0.58
  Net income                                                         $0.54         $1.07


See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (unaudited)


                                                                         Retained Earnings
                                                                    --------------------------

                                                       Additional                  Unrealized                      Total
                                           Common       Paid-in       Retained      Gains &       Treasury     Stockholders'
                                           Stock        Capital       Earnings       Losses        Stock          Equity
                                        ------------  ------------  ------------  ------------  ------------  ---------------
                                                                      (Note 1)      (Note 2)     (Note 13)


Balance--December 31, 1992                   $2,865       $33,971       $26,340          ($78)      ($4,513)         $58,585

Net income                                                                2,838                                        2,838
Stock dividend declared on common
   stock (5%--February 26, 1992)                126         2,029        (2,155)                                           0
Shares issued for fractional interest                           7                                                          7
Cash in lieu of fractional shares                                            (7)                                          (7)
Adjustment of unrealized losses                                                            78                             78
                                        ------------  ------------  ------------  ------------  ------------  ---------------

Balance--March 31, 1993                      $2,991       $36,007       $27,016            $0       ($4,513)         $61,501
                                        ------------  ------------  ------------  ------------  ------------  ---------------
                                        ------------  ------------  ------------  ------------  ------------  ---------------



Balance--December 31, 1993                   $2,991       $36,007       $30,652        $1,303       ($4,513)         $66,440

Net income                                                                1,492                                        1,492
Adjustment for unrealized gains
    (losses) of subsidiary                                                             (1,762)                        (1,762)
                                        ------------  ------------  ------------  ------------  ------------  ---------------

BALANCE--MARCH 31, 1994                      $2,991       $36,007       $32,144         ($459)      ($4,513)         $66,170
                                        ------------  ------------  ------------  ------------  ------------  ---------------
                                        ------------  ------------  ------------  ------------  ------------  ---------------



See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                            For The Three Months Ended March 31,
                                                            ------------------------------------
                                                                     1994         1993
                                                                   ---------    ---------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $1,492       $2,838
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Provision for loan losses                                           600          450
    Provision for foreclosed assets                                     400          975
    Depreciation and amortization                                       220          135
    Amortization of intangible assets                                   250          218
    Net amortization of premiums on securities                          471          327
    Deferral (amortization) of loan fees, net                           (49)         580
    Increase in prepaid income taxes                                    711          838
    Net securities and other gains                                     (290)         (38)
    Increase in interest receivable                                     (25)      (1,395)
    Cumulative effect of change in accounting principle                 ---       (1,548)
    Benefit for deferred income taxes                                  (128)        (201)
    Net decrease in other assets                                      1,491        4,531
    Decrease in other liabilities                                      (369)      (1,228)
                                                                   ---------    ---------

      Net cash provided by operating activities                       4,774        6,482
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured securities                                   28,374       18,268
  Proceeds from sale of securities                                   15,733        4,617
  Purchase of investment securities                                 (79,897)    (122,253)
  Purchase of FHLB of Boston stock                                      ---       (1,405)
  Proceeds from loans sold to others                                  8,922          769
  Purchases of loans from others                                     (1,154)      (2,342)
  Net increase in loans to customers                                (38,383)     (13,020)
  Premises and equipment additions                                      (84)        (112)
  Proceeds from sale of foreclosed assets                               850        1,110
  Net (decrease) increase in property taken by foreclosure             (656)         264
                                                                   ---------    ---------

      Net cash used in investing activities                         (66,295)    (114,104)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits from customers                            13,579        4,013
  Net decrease in mortgagors' escrow                                 (3,441)      (3,129)
  Net increase in repurchase agreements & other borrowings              ---          252
  Net decrease in short term FHLB of Boston advances                (11,659)        (183)
  Proceeds from long term FHLB of Boston advances                    35,000            0
  Repayment of long term FHLB of Boston advances                        ---         (750)
  Proceeds from issuance of common stock                                ---            7
  Dividends paid to stockholders                                        ---           (7)
                                                                   ---------    ---------

      Net cash provided by financing activities                      33,479          203
                                                                   ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (28,042)    (107,419)
Cash and cash equivalents at beginning of period                     43,118      143,960
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $15,076      $36,541
                                                                   ---------    ---------
                                                                   ---------    ---------


See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by DS Bancor, Inc. (the "Company"), its wholly owned subsidiary Derby Savings Bank (the "Bank") and Derby Financial Services Corp., the Bank's wholly owned subsidiary, and reflected in the accompanying consolidated financial statements. The financial statements of Derby Financial Services Corp. are not significant to the Bank's or the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and the Bank and all material intercompany accounts and transactions have been eliminated.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses as of the date of the consolidated statements of financial position and the consolidated statements of operations for the period. Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures and in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed assets, management utilizes the services of professional appraisers for significant properties.

A substantial portion of the Bank's loans are collateralized by real estate in depressed markets in Connecticut. In addition, all of the foreclosed assets are located in those same depressed markets. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed assets are particularly susceptible to changes in market conditions in Connecticut. While management uses available information to recognize possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's service area, Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan and foreclosed asset losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

CASH EQUIVALENTS. Cash equivalents include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

INVESTMENT SECURITIES, effective December 31,1993, at the time of acquisition, are classified into one of three categories: held-to-maturity, available-for-sale or trading. The classification is based upon management's intended holding period and, in the case of the held-to-maturity classification, the ability to hold the securities to maturity. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Trading securities are carried at fair value with unrealized gains and losses included in earnings. Prior to December 31, 1993, investment securities were stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts using the interest method. Marketable equity securities were stated at the lower of aggregate cost or market value. The specific cost method is used to determine gains or losses on the sales of securities.

LOANS are stated net of deferred fees.


INTEREST ON LOANS is credited to operations as earned based primarily upon the principal amount outstanding. In determining income recognition on mortgage, consumer and commercial loans, it is the general policy that no additional interest revenue shall be credited to operations with respect to loans on which a default of interest has existed for a period in excess of 90 days, at which time previously accrued interest is reversed. On loans secured by real estate, management may continue to accrue interest if the estimated realizable value of the underlying collateral for such loans is sufficient to cover both principal and accrued interest. All loan origination fees and direct loan origination costs transacted are being deferred and amortized over the contractual life of the related loans as an adjustment of yield.

THE ALLOWANCE FOR LOAN LOSSES has been established through provisions for loan losses and is a valuation allowance which is reflected as a deduction from loans. The allowance represents amounts which, in management's judgment, will be adequate to absorb possible losses on loans that may become uncollectible, based on such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, the average of the Bank's loan losses less recoveries for the current and preceding five years, and review of specific problem loans.

BANK PREMISES AND EQUIPMENT are stated at cost, less accumulated depreciation and amortization. The Bank uses primarily accelerated methods of calculating depreciation.
Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the leases. Bank premises are depreciated over a period of between 30 and 40 years; furniture and equipment are depreciated over a period of between 1 and 20 years. For income tax purposes, the Bank uses the depreciation provisions of the Internal Revenue Code.

FORECLOSED ASSETS acquired through foreclosure action or deed in lieu of foreclosure are reflected at acquisition cost (loan balance and accrued interest) plus improvements. The carrying value cannot exceed the estimated net realizable value and any excess is charged off against the allowance for foreclosed assets. Operating costs, net of rental income, if any, are charged to expense in the period incurred.

IN-SUBSTANCE FORECLOSED ASSETS. Collateral generally is considered repossessed in substance and accounted for at its fair value when the debtor has little or no equity in the collateral, considering the current net realizable value of the collateral; proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and the debtor has either formally or effectively abandoned control of the collateral to the creditor or retained control of the collateral but, because of the current financial condition of the debtor, or the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. To the extent the loan balance exceeds the net realizable value of the collateral, the excess is charged off against the allowance for loan losses. Subsequent declines, if any, in the net realizable value of the collateral are charged off against the allowance for foreclosed assets.

INCOME TAXES. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. This Statement requires the use of the liability method in determining the tax effect of temporary differences in the recognition of items of income and expense reported in the consolidated financial statements and those reported for income tax purposes. In prior years the Company used the deferred method in computing such tax effects. In adopting this statement, the Company provided for the effect of the change in 1993. As such, prior period financial statements have not been restated.

The Company and its subsidiaries file consolidated income tax returns. The subsidiaries pay to or receive from the Company, as appropriate, an allocated portion of the consolidated income taxes or benefits based upon the effective income tax rate of the consolidated group.

CONTINGENCY RESERVE FOR QUALIFYING LOAN LOSSES. Deductions from taxable income in prior years have been claimed as loan loss provisions for qualifying (real estate) loans in accordance with the Internal Revenue Code. A segregation equal to the deductions has been made from unappropriated retained earnings to establish the reserve. If the reserve is used for any purpose other than to absorb losses on loans, an income tax liability could be incurred. Management does not anticipate that this reserve will be made available for any other purposes. In accordance with generally accepted accounting principles, no deferred taxes have been provided for this temporary difference (Note 9).

CLASSIFICATION OF CERTAIN AMOUNTS. For comparative purposes, certain amounts in prior period consolidated financial statements have been reclassified to conform with the current period classifications.

NOTE 2 - INVESTMENT SECURITIES

The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires that investment securities, at the time of acquisition, be classified into one of three categories: held-to-maturity, available-for-sale or trading.

Debt securities that are purchased with the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

Debt and equity securities that are purchased and held for the purpose of sale in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax (Note 9), reported in a separate component of stockholders' equity.

At the time of adoption of this statement, the Bank classified investments in debt and equity securities based upon the Bank's current intent.

A summary of the Bank's investment securities is as follows:


                                                          Available-For-Sale
                                        -----------------------------------------------------
                                                            March 31, 1994
                                        -----------------------------------------------------
                                                         (Amounts in thousands)

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized      Market
                                           Cost          gains          losses         value
                                        ---------      ----------     ----------     --------
Mortgage-backed securities              $174,740       $    473       $  1,339       $173,874
Other bonds and notes                     46,550            431            387         46,594
                                        --------       --------       --------       --------
     Total bonds                         221,290            904          1,726        220,468
Marketable equities                        1,408            131             94          1,445
                                        --------       --------       --------       --------
Total investment securities             $222,698       $  1,035       $  1,820       $221,913
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------

                                                           Held-to-Maturity
                                        -----------------------------------------------------
                                                            March 31, 1994
                                        -----------------------------------------------------
                                                         (Amounts in thousands)

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized      Market
                                           Cost          gains          losses         value
                                        ---------      ----------     ----------     --------
U.S. Government and agency bonds        $  3,000       $      7       $      1       $  3,006
Mortgage-backed securities               116,938            245          3,756        113,427
                                        --------       --------       --------       --------
     Total bonds                         119,938            252          3,757        116,433
Money market preferred stock              10,500            ---            ---         10,500
                                        --------       --------       --------       --------
Total investment securities             $130,438       $    252       $  3,757       $126,933
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------


                                                           Trading Account
                                        -----------------------------------------------------
                                                            March 31, 1994
                                        -----------------------------------------------------
                                                         (Amounts in thousands)

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized      Market
                                           Cost          gains          losses         value
                                        ---------      ----------     ----------     --------
Marketable equities                     $    314            ---             10            304
                                        --------       --------       --------       --------
Total investment securities             $    314       $    ---       $     10       $    304
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------

                                                          Available-For-Sale
                                        -----------------------------------------------------
                                                           December 31, 1993
                                        -----------------------------------------------------
                                                         (Amounts in thousands)

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized      Market
                                           Cost          gains          losses         value
                                        ---------      ----------     ----------     --------
Mortgage-backed securities              $187,746       $  1,303       $    454       $188,595
Other bonds and notes                     65,095          1,302             45         66,352
                                        --------       --------       --------       --------
     Total bonds                         252,841          2,605            499        254,947
Marketable equities                        1,274            194             69          1,399
                                        --------       --------       --------       --------
Total investment securities             $254,115       $  2,799       $    568       $256,346
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------

                                                           Held-to-Maturity
                                        -----------------------------------------------------
                                                           December 31, 1993
                                        -----------------------------------------------------
                                                         (Amounts in thousands)

                                                         Gross          Gross
                                        Amortized      unrealized     unrealized      Market
                                           Cost          gains          losses         value
                                        ---------      ----------     ----------     --------
U.S. Government and agency bonds        $  2,000       $     21       $    ---       $  2,021
Mortgage-backed securities                55,253            661             89         55,825
                                        --------       --------       --------       --------
     Total bonds                          57,253            682             89         57,846
Money market preferred stock               9,000            ---            ---          9,000
                                        --------       --------       --------       --------
Total investment securities             $ 66,253       $    682       $     89       $ 66,846
                                        --------       --------       --------       --------
                                        --------       --------       --------       --------


Prior to December 31, 1993, the aggregate carrying value of the marketable equity securities portfolio was adjusted to aggregate market, if lower than cost, by a valuation allowance which was adjusted through corresponding charges and credits to Retained earnings.

The amortized cost and market value of debt securities by contractual maturity is as follows:

                                                            March 31, 1994
                                             ---------------------------------------------
                                                         (Amounts in thousands)
                                              Available-for-Sale        Held-to-Maturity
                                             --------------------     --------------------
                                             Amortized  Market        Amortized  Market
                                                Cost     value           Cost     value
                                             --------- --------       --------- --------
Due in one year or less                      $  8,361  $  8,446       $    ---  $    ---
Due after one year through five years          37,806    37,743          3,000     3,006
Due after five years through ten years            ---       ---            ---       ---
Due after ten years                               383       405            ---       ---
                                             --------  --------       --------  --------
                                               46,550    46,594          3,000     3,006
Mortgage-backed securities                    174,740   173,874        116,938   113,427
                                             --------  --------       --------  --------
Total                                        $221,290  $220,468       $119,938  $116,433
                                             --------  --------       --------  --------
                                             --------  --------       --------  --------

                                                            Total Portfolio
                                                       --------------------------
                                                         (Amounts in thousands)
                                                       Amortized       Market
                                                          Cost          value
                                                       ---------      --------
Due in one year or less                                $  8,361       $  8,446
Due after one year through five years                    40,806         40,749
Due after five years through ten years                      ---            ---
Due after ten years                                         383            405
                                                       --------       --------
                                                         49,550         49,600
Mortgage-backed securities                              291,678        287,301
                                                       --------       --------
Total                                                  $341,228       $336,901
                                                       --------       --------
                                                       --------       --------

Proceeds from the sales of debt securities during the three months ended March 31, 1994 were $15,631,000. Gross gains of $235,000 and gross losses of $1,000 were realized on those sales. Proceeds from the sales of debt securities during the three months ended March 31, 1993 were $4,104,000. Gross gains of $54,000 were realized on those sales.


NOTE 3 - PLEDGED ASSETS

The aggregate book value and market value of investment securities pledged as collateral against public funds, treasury tax and loan deposits and repurchase agreements (Note 8) were approximately as follows:

                                             March 31, 1994      December 31, 1993
                                             --------------      -----------------
                                                     (Amounts in thousands)
Book value                                       $3,000                $2,000
                                                -------               -------
                                                -------               -------
Market value                                     $3,006                $2,020
                                                -------               -------
                                                -------               -------


Stock of the Federal Home Loan Bank (the "FHLB") of Boston and mortgage loans and mortgage-backed securities with market values, as determined in accordance with FHLB of Boston's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit (Note 8) were pledged against outstanding advances from the FHLB of Boston at March 31, 1994 and December 31, 1993.

NOTE 4 - LOANS

Loans are summarized between fixed and adjustable rates as follows:

                                             March 31, 1994           December 31, 1993
                                             --------------           -----------------
                                                       (Amounts in thousands)
Mortgage
  Fixed rate                                 $207,355                 $200,406
  Adjustable rate                             491,529                  467,273
                                             --------                 --------
                                              698,884                  667,679
                                             --------                 --------
Consumer
  Fixed rate                                   11,379                   12,101
  Adjustable rate                              80,735                   82,795
                                             --------                 --------
                                               92,114                   94,896
                                             --------                 --------
Commercial
  Fixed rate                                    8,888                    9,201
  Adjustable rate                              21,957                   21,326
                                             --------                 --------
                                               30,845                   30,527
                                             --------                 --------
Total loans                                   821,843                  793,102
                                             --------                 --------

Less: Allowance for loan losses                 6,777                    6,979
   Deferred loan fees and discount              6,787                    6,836
                                             --------                 --------
                                               13,564                   13,815
                                             --------                 --------
Loans, net                                   $808,279                 $779,287
                                             --------                 --------
                                             --------                 --------

Included in loans outstanding at March 31, 1994 and December 31, 1993 were $8,525,000 and $9,502,000, respectively, in loans on non-accrual status. Included in these amounts were $6,164,000 in mortgage loans, $1,241,000 in consumer loans and $1,120,000 in commercial loans at March 31, 1994 and $6,657,000 in mortgage loans, $1,446,000 in consumer loans and $1,399,000 in commercial loans at December 31, 1993. At March 31, 1994 and December 31, 1993, non-accrual interest on these loans totaled approximately $482,100 and $810,400, respectively.

The Bank also monitors and works closely with certain borrowers that may experience financial difficulties. These difficulties may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the local economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At March 31, 1994, the Bank had six loan relationships, all of which were secured, totaling $8.1 million, which were being monitored. Included in this amount are four loans totaling $2.3 million, the terms of which have been modified and four loans totaling $3.6 million, which are non-performing.

In connection with the Burritt transaction (Note 14), the Bank purchased two loan pools at discounts of $9.0 million and $1.3 million, which had been added to the Bank's allowance for mortgage and consumer loan losses, respectively, in 1992. During 1993, the Company completed the valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt acquired allowance for loan losses as a purchased loan discount. This amount will be accreted to interest revenue over the remaining terms of the acquired loans. At March 31, 1994, the allowance for loan losses, which totaled $6.8 million, included $2.2 million allocated to the loans acquired in the Burritt transaction.

Activity in the allowances for loan losses for each of the three years in the period ended December 31, 1993 were as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1994            1993
                                                  ------         -------
                                                  (Amounts in thousands)
MORTGAGE LOANS
     Balance at beginning of period               $ 4,605        $11,166
     Provision for possible loan losses               350            400
     Loan charge-offs                                (459)        (1,552)
     Recoveries                                         1              7
                                                  -------        -------
     Balance at end of period                     $ 4,497        $10,021
                                                  -------        -------
                                                  -------        -------
CONSUMER LOANS
     Balance at beginning of period               $ 1,193        $ 1,987
     Provision for possible loan losses               200             50
     Loan charge-offs                                (349)          (603)
     Recoveries                                         3              7
                                                  -------        -------
     Balance at end of period                     $ 1,047        $ 1,441
                                                  -------        -------
                                                  -------        -------
COMMERCIAL LOANS
     Balance at beginning of period               $ 1,181        $   784
     Provision for possible loan losses                50            ---
     Loan charge-offs                                 ---            (72)
     Recoveries                                         2              1
                                                  -------        -------
     Balance at end of period                     $ 1,233        $   713
                                                  -------        -------
                                                  -------        -------
TOTAL ALLOWANCE FOR LOAN LOSSES
     Balance at beginning of period               $ 6,979        $13,937
     Provision for possible loan losses               600            450
     Loan charge-offs                                (808)        (2,227)
     Recoveries                                         6             15
                                                  -------        -------
     Balance at end of period                     $ 6,777        $12,175
                                                  -------        -------
                                                  -------        -------

The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $141,300,000 and $149,900,000 at March 31, 1994 and December 31, 1993, respectively.


NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

A. PURCHASE AND SALES COMMITMENTS.
In the normal course of business, there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate any material losses as a result of these transactions. There were no outstanding commitments to purchase or sell securities at March 31, 1994.

B. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of the loan commitments and letters of credit summarized below:

                                                       March 31, 1994      December 31, 1993
                                                       --------------      -----------------
                                                               (Amounts in thousands)
     Loan Commitments
        Commitments to extend credit                   $18,116             $ 43,832
        Unadvanced commercial lines of credit            4,248                6,115
        Unadvanced portion of construction loans         1,785                1,881
        Unused portion of Home Equity Lines of Credit   57,837               56,331
        Other consumer lines of credit                     613                  635
                                                       -------             --------
     Total                                             $82,599             $108,794
                                                       -------             --------
                                                       -------             --------
     Letters of credit                                 $   877             $  1,643
                                                       -------             --------
                                                       -------             --------

Loan commitments are agreements to lend and are subject to the same credit policies as loans and generally have fixed expiration dates or other termination clauses. The Bank also issues traditional letters of credit which commit the Bank to make payments on behalf of its customers based upon specific future events. Since many of the letters of credit are expected to expire without being drawn upon, the total letters of credit do not necessarily represent future cash requirements. Collateral is obtained based upon management's credit assessment of the customer.


NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:

                                                  March 31, 1994      December 31, 1993
                                                  --------------      -----------------
                                                          (Amounts in thousands)
Buildings and land                                     $ 7,215             $ 7,188
Leasehold improvements                                     825                 887
Furniture and equipment                                  5,459               6,154
                                                       -------             -------
                                                        13,499              14,229
Accumulated depreciation and amortization                6,573               7,167
                                                       -------             -------
Bank premises and equipment, net                       $ 6,926             $ 7,062
                                                       -------             -------
                                                       -------             -------

Depreciation and amortization included in Other expenses aggregated approximately $188,300 and $135,500 for the three months ended March 31, 1994 and 1993, respectively.

LEASES.
Rent expense for banking premises of $232,100 and $159,400 is included in Occupancy expense for the three months ended March 31, 1994 and 1993, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at March 31, 1994 (amounts in thousands):

          1994                                         $  313
          1995                                            417
          1996                                            382
          1997                                            284
          1998                                            109
          Thereafter                                      187
                                                       ------
          Total future minimum lease payments          $1,692
                                                       ------
                                                       ------

These leases include options to renew for periods ranging from 3 to 22 years.

In connection with the Burritt transaction, the Bank acquired an option to lease ten branches, formerly leased by Burritt. The FDIC disaffirmed all of the leases, except for one which the Bank has assumed. Two of the offices were closed by the FDIC and not reopened by the Bank. Through March 31, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994. (Note 14)


NOTE 7 - FORECLOSED AND IN-SUBSTANCE FORECLOSED ASSETS

Foreclosed and in-substance foreclosed assets consisted of the following:

                                                  March 31, 1994      December 31, 1993
                                                  --------------      -----------------
                                                          (Amounts in thousands)
Foreclosed assets                                      $ 9,295             $ 9,379
In-substance foreclosed assets                           8,373               7,804
                                                       -------             -------
Subtotal                                                17,668              17,183
Valuation allowance                                       (961)             (1,040)
                                                       -------             -------
Net carrying amount                                    $16,707             $16,143
                                                       -------             -------
                                                       -------             -------

At March 31, 1994 and December 31, 1993, there were 45 and 44 properties, respectively, included in foreclosed assets and 54 and 50 properties, respectively, in in-substance foreclosed assets. During the quarter ended March 31, 1994, the Bank transferred loans aggregating $1.5 million to in-substance foreclosed assets.

Activity in the allowance for foreclosed assets is as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1994            1993
                                                  ------         -------
                                                  (Amounts in thousands)
Balance at beginning of period                    $1,040         $  438
Provision                                            400            975
Write-downs                                         (479)        (1,011)
                                                  ------         ------
Balance at end of period                          $  961         $  402
                                                  ------         ------
                                                  ------         ------

Expenses related to foreclosed assets are summarized as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1994            1993
                                                  ------         -------
                                                  (Amounts in thousands)
Provision                                         $  400         $  975
(Gain) loss on sale of real estate                    (1)            --
Other expenses, net                                  145            267
                                                  ------         ------
Net foreclosed asset expense                      $  544         $1,242
                                                  ------         ------
                                                  ------         ------

NOTE 8 - TERM LIABILITIES

Interest bearing deposits were comprised of the following:

                                                  March 31, 1994      December 31, 1993
                                                  --------------      -----------------
                                                          (Amounts in thousands)
NOW accounts                                          $ 48,554             $ 47,330
Money market deposit accounts                          202,753              205,261
Regular and club savings                               229,347              223,255
                                                      --------             --------
Time savings
     30 - 360 days ($100,000 and over)                   2,139                1,881
     90 and 91 days                                     22,367               20,261
     6 - 8 months                                      105,665              102,862
     9 - 17 months                                     129,033              122,955
     18 months or more                                 250,283              254,231
                                                      --------             --------
Total time savings                                     509,487              502,190
                                                      --------             --------
Total interest bearing deposits                       $990,141             $978,036
                                                      --------             --------
                                                      --------             --------

Time savings deposits of $100,000 or more approximated $30,314,000 at March 31, 1994 and $30,628,000 at December 31, 1993. There were no brokered deposits at March 31, 1994 or December 31, 1993.

Interest expense on deposits is summarized as follows:

                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                        1994            1993
                                                       ------         -------
                                                       (Amounts in thousands)

NOW                                                    $   224        $   308
Money market deposits                                    1,517          1,245
Regular and club savings                                 1,109          1,773
Time savings                                             5,412          6,673
Escrow                                                      38             47
                                                       -------        -------
Total interest expense on deposits                     $ 8,300        $10,046
                                                       -------        -------
                                                       -------        -------

Terms of the advances from the FHLB of Boston were as follows:

                                                  March 31, 1994             December 31, 1993
                                             -----------------------      ----------------------
                                                        (Dollar amounts in thousands)

                                                      Weighted Average             Weighted Average
Maturity/Reprice Date                         Balance  Interest Rate       Balance   Interest Rate
- ---------------------                        --------  -------------      --------   -------------
          1994                               $  4,513       ---%          $ 14,802      ---%
          1994                                 37,808      5.19             39,178     5.13
          1995                                 32,051      5.49             27,051     5.78
          1996                                 30,050      5.26             10,050     7.08
          1997                                 19,190      5.55              9,190     6.35
          1998                                  1,600      5.48              1,600     5.48
          1999                                  2,200      8.60              2,200     8.60
          2000                                    920      9.16                920     9.16
                                             --------                     --------
Total advances from the FHLB of Boston       $128,332                     $104,991
                                             --------                     --------
                                             --------                     --------

The Bank has a cash management line of credit from the FHLB of Boston of $10,672,000. At March 31, 1994 and December 31, 1993, the Bank had book overdrafts of $4,513,000 and $14,802,000, respectively, which are included in advances from the FHLB of Boston.

At March 31, 1994 and December 31, 1993, the Bank had no retail "sweep" repurchase agreements.

During 1990, the Company established a $3.0 million line of credit (Note 13), of which $1.4 million was outstanding at both March 31, 1994 and December 31, 1993.

Interest expense on borrowed funds is summarized as follows:

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               1994        1993
                                               ----        ----
                                              (Amounts in thousands)
FHLB of Boston advances                      $1,649      $1,591
Line of credit                                   26          34
Repurchase agreements & other borrowings         --           2
                                             ------      ------
Total interest expense on borrowed funds     $1,675      $1,627
                                             ------      ------
                                             ------      ------

NOTE 9 - INCOME TAXES

In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting For Income Taxes", which superseded SFAS 96, as amended, which established financial accounting and reporting standards for the effects of income taxes. The statement requires the use of the liability method in determining the tax effect of temporary differences in the recognition of items of income and expense reported in the consolidated financial statements and those reported for income tax purposes. Effective January 1, 1993, the Company adopted SFAS 109. As a result of the adoption of SFAS 109, the Company recorded the cumulative effect of this change in accounting principle which amounted to $1,548,000 or $.58 per share.

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method in 1993 and the deferred method in 1992 is as follows:

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                             1994       1993
                                             ----       ----
                                          (Amounts in thousands)
Current income tax provision
     Federal                                 $  832     $  867
     State                                      306        322
                                             ------     ------
Total current                                 1,138      1,189
                                             ------     ------

Deferred income tax provision
    Federal                                     (92)      (145)
    State                                       (35)       (56)
                                             ------     ------
Total deferred                                 (127)      (201)
                                             ------     ------
Total provision for income taxes             $1,011     $  988
                                             ------     ------
                                             ------     ------

The Company's effective income tax rate differed from the Federal statutory tax rate as follows:

                                            For The Three Months Ended March 31,
                                           -------------------------------------
                                                 1994                1993
                                           ----------------    ----------------
                                               (Dollar amounts in thousands)
                                           Amount        %     Amount        %
                                           ------      ----    ------      ----
Tax at statutory Federal rate              $  851      34.0    $ 775       34.0
State tax*                                    180       7.2      176        7.7
Dividend income exclusion                     (20)     (0.8)     (23)      (1.0)
Other                                          --        --       60        2.7
                                           -------     -----   ------      -----
Effective rate on operations               $1,011      40.4    $ 988       43.4
                                           -------     -----   ------      -----
                                           -------     -----   ------      -----

* Net of Federal tax benefit

The components of the net deferred tax asset are as follows:

                                           March 31, 1994   December 31, 1993
                                           --------------   ------------------
                                               (Amounts in thousands)
Deferred tax liability:
     Federal                                   $  271          $  967
     State                                        104             370
                                               ------          ------
                                                  375           1,337
                                               ------          ------
Deferred tax asset:
     Federal                                    2,757           2,454
     State                                      1,054             938
                                               ------          ------
                                                3,811           3,392
                                               ------          ------
Net deferred tax asset                         $3,436          $2,055
                                               ------          ------
                                               ------          ------

The tax effects of each item of income and expense that give rise to deferred taxes are:

                                                March 31, 1994  December 31,
                                                            1993
                                               ------------------------------
                                                    (Amounts in thousands)
Allowances for losses                             $2,072       $2,132
Depreciation                                        (137)        (171)
Deferred loan fees                                   130           43
Deferred compensation                                197          191
Loan expense                                         264          249
Employee benefits                                    387          382
Intangible asset                                     197          157
                                                  ------       ------
                                                   3,110        2,983
Unrealized gains                                     326         (928)
                                                  ------       ------
Net deferred tax asset                            $3,436       $2,055
                                                  ------       ------
                                                  ------       ------


A summary of the change in the net deferred tax asset for the three months ended March 31, 1994 and 1993 is as follows (Amounts in thousands):

Deferred tax asset at December 31, 1993                  $2,055
Cumulative effect of a change in accounting principle       ---
Deferred tax provision:
  Income and expense                                        127
  Unrealized gains                                        1,254
                                                         ------
Net deferred tax asset at March 31, 1994                 $3,436
                                                         ------
                                                         ------


Deferred tax asset at December 31, 1992                  $  555
Cumulative effect of a change in accounting principle     1,548
Deferred tax provision                                      201
                                                         ------
Net deferred tax asset at March 31, 1993                 $2,304
                                                         ------
                                                         ------

NOTE 10 - BENEFIT PLANS

A. RETIREMENT PLAN
The Bank has a defined benefit pension plan which is noncontributory and covers all full-time employees who meet certain age and length of service requirements. Benefits are based on years of service and the employee's highest compensation during any consecutive five year period during the last ten years before normal retirement. The Bank's funding policy is to contribute annually amounts at least equal to minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The components of the net pension expense reflected in Employee benefits expense were as follows:


                                                For the Three Months Ended March 31,
                                                ------------------------------------
                                                       1994         1993
                                                       ----         ----
                                                     (Amounts in thousands)
Service cost-benefits earned during the period         $100         $ 66
Interest cost on projected benefit obligation            76           68
Expected return on plan assets                          (97)         (80)
Net amortization and deferral                            (2)          (1)
                                                       -----        ------
Net pension expense                                    $ 77         $ 53
                                                       -----        -----
                                                       -----        -----

Assumptions used in the accounting were:

                                                For the Three Months Ended March 31,
                                                ------------------------------------
                                                       1994         1993
                                                       ----         ----
Discount/settlement rates                            7.00%         7.00%
Rates of increase in compensation levels             5.00%         5.50%
Expected long-term rate of return on assets          9.50%         9.50%


The following table sets forth the plan's funded status and amounts recognized in the Consolidated Statements of Position at December 31, 1993 (Amounts in thousands):

Actuarial present value of benefit obligations:
   Accumulated benefit obligation - vested                        $2,950
   Accumulated benefit obligation - nonvested                        340
                                                                  -------
      Total accumulated benefit obligation                         3,290
Effect of projected future compensation levels                     1,000
                                                                  -------
Projected benefit obligation (PBO) for service
   rendered to date                                                4,290
Plan assets, at fair value *                                       3,885
                                                                  -------
"PBO" in excess of plan assets                                      (405)
Unrecognized net asset existing at January 1, 1987
   being recognized over approximately 18 years                     (102)
Unrecognized net loss from past experience different
   from that assumed and effects of changes in assumptions           300
                                                                  -------
Accrued pension cost included in Other liabilities                $ (206)
                                                                  -------
                                                                  -------

* The plan's assets are allocated among equity securities and various short and intermediate term bond funds.

B. DEFERRED COMPENSATION PLAN.
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three months ended March 31, 1994 and 1993 was approximately $24,000 and $23,200, respectively. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the quarters ended March 31, 1994 and 1993, respectively, the Company had no insurance premium expenses as policy loans were utilized to fund premiums due.

C. THRIFT PLAN.
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense for the quarters ended March 31, 1994 and 1993 was $22,800 and $13,900, respectively.

D. POSTRETIREMENT BENEFITS OTHER THAN PENSION
The Bank provides certain health care and life insurance benefits for retired employees. Substantially all of the Bank's employees become eligible if they reach normal retirement age while still working for the Bank. These benefits are provided through an insurance company whose premiums are based on the benefits paid during the year. The premium is paid by the Bank is based on the retiree's length of service with the Bank. The Company adopted the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") in 1992. The statement requires that the projected future costs of providing postretirement benefits be recognized as an expense as employees render service, instead of when the benefits are paid. Prior to the adoption of this statement in 1992, the Company recognized postretirement benefit expense as paid.

The following table sets forth the accumulated postretirement benefit obligation (APBO) reconciled to the accrued postretirement benefit expense included in the Company's Consolidated Statements of Position at the year ended December 31, 1993.

                                                            December 31, 1993
                                                         ----------------------
                                                         (Amounts in thousands)
Accumulated Postretirement Benefit Obligation
   Retirees                                                      $ (613)
   Fully eligible active plan participants                         (551)
   Other active plan participants                                (1,566)
                                                                 -------
      Total APBO                                                 (2,730)
Unrecognized transition obligation                                2,022
Unrecognized net gain from past experience different
 from that assumed and effects of changes in assumptions             (4)
                                                                 -------
Accrued postretirement benefit cost                              $ (712)
                                                                 -------
                                                                 -------

The APBO includes approximately $2,163,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits included the following components.


                            For the Three Months Ended March 31,
                                              1994         1993
                                             ------       ------
                                           (Amounts in thousands)
Service cost-benefits attributable to
   service during the period                  $ 70         $ 44
Interest cost on APBO                           42           47
Amortization of transition obligation           25           26
                                              ----         ----
Net periodic postretirement benefit cost      $137         $117
                                              ----         ----
                                              ----         ----


For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1993. The rate was assumed to decrease gradually to 4.5% in year 16 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

NOTE 11 - EARNINGS PER SHARE

Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding during the period and additional common shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. Stock options and their equivalents are included in earnings per share computations using the treasury stock method, which assumes that the options are exercised at the beginning of the period. Proceeds from such exercise are assumed to be used to repurchase common stock. The difference between the number of common shares assumed to have been issued from the exercise of options and the number of common shares assumed to have been purchased are added to the
weighted average number of common shares outstanding.   Potential dilution
due to exercisable stock options was not material for the three month period ended March 31, 1993 and is, therefore, not reflected in the computation of per share amounts for that period (Note 12).


NOTE 12 - STOCK OPTIONS

Under the Company's stock option plan 303,807 shares (adjusted to reflect stock dividends) of common stock are reserved. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the share issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options.

In accordance with generally accepted accounting principles, compensation accruals are required for SAR when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SAR holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made through March 31, 1994 in as much as management does not anticipate exercise of SAR at this time.

The following table and the data below summarizes the shares subject to option under the plan which have been adjusted to reflect stock dividends declared:

                                       For The Three Months Ended March 31, 1994
                                       -----------------------------------------
Outstanding at beginning of period                  233,190
Granted                                              45,234
Cancelled                                            (2,761)
                                                  ----------
Outstanding at end of period                        275,663
                                                  ----------
                                                  ----------


As of March 31, 1994, 275,663 options were exercisable at prices ranging from $9.95 to $21.57.

At March 31, 1994, there were 275,663 options in the plan that remained outstanding. Through March 31, 1994, 26,034 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been cancelled. 2,110 options are available for grant.

NOTE 13 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:

                                              March 31,      December 31,
                                                 1994           1993
                                            -------------  ---------------
                                              (Dollar amounts in thousands)
ASSETS

Cash in subsidiary bank                         $     568       $      85
Investment in bank subsidiary, at equity           66,774          67,562
Other assets                                          309             274
                                               ----------      ----------
TOTAL ASSETS                                      $67,651         $67,921
                                               ----------      ----------
                                               ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable--bank (Note A)                     $  1,450        $  1,450
Other liabilities                                      31              31
                                               ----------      ----------
          Total Liabilities                         1,481           1,481
                                               ----------      ----------

STOCKHOLDERS' EQUITY
Common Stock                                        2,991           2,991
Additional paid-in capital                         36,007          36,007
Retained earnings                                  31,685          31,955
Less: Treasury stock, at cost (339,500 shares)     (4,513)         (4,513)
                                               ----------      ----------
          Total Stockholders' Equity               66,170          66,440
                                               ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $67,651         $67,921
                                               ----------      ----------
                                               ----------      ----------

The condensed Statements of Earnings were as follows:

                                                                               Three Months Ended March 31,
                                                                                  1994             1993
                                                                                -------          -------
                                                                               (Dollar amounts in thousands,
                                                                                 except per share date)
Revenue:
          Dividends from subsidiary                                             $  567           $  659
                                                                                -------          -------
          Total revenue                                                            567              659
                                                                                -------          -------

Expenses:
          Interest expense                                                          25               34
          Other expenses                                                            59               48
                                                                                -------          -------
          Total expenses                                                            84               82
                                                                                -------          -------
          Income before income tax and change in equity of subsidiary              483              577
Income tax benefit                                                                  35               34
                                                                                -------          -------
          Income before change in equity of subsidiary                             518              611
Increase in equity of subsidiary                                                   974              679
                                                                                -------          -------
Income before cumulative effect of a change in
          accounting principle                                                   1,492            1,290
Cumulative effect of a change in accounting principle                              ---            1,548
                                                                                -------          -------
Net income                                                                      $1,492           $2,838
                                                                                -------          -------
                                                                                -------          -------

Weighted average shares outstanding
          Primary                                                             2,753,561        2,651,295
          Fully Diluted                                                       2,762,866        2,651,295


Earnings per share--Primary (Note 11)
          Income before cumulative effect of a change in
          accounting principle                                                   $ 0.54           $ 0.49
          Cumulative effect of a change in accounting principle                  $   --           $ 0.58
          Net Income                                                             $ 0.54           $ 1.07

Earnings per share--Fully Diluted (Note 11)
          Income before cumulative effect of a change in
          accounting principle                                                   $ 0.54           $ 0.49
          Cumulative effect of a change in accounting principle                  $   --           $ 0.58
          Net Income                                                             $ 0.54           $ 1.07

The condensed changes in the components of Stockholders' Equity for the three months ended March 31, 1994 and 1993 were as follows:

                                                                  Additional
                                                       Common      Paid-In     Retained      Treasury
                                                        Stock      Capital     Earnings        Stock
                                                       ------     ---------    --------      --------
                                                                  (Dollar amounts in thousands)
Balance - December 31, 1992                            $2,865       $33,971      $26,262      $(4,513)
Net income                                                                         2,838
Stock dividend declared on common stock                   126         2,029       (2,155)
Shares issued for fractional interest                                     7
Cash in lieu of fractional shares                                                     (7)
Adjustment for unrealized losses
 on marketable equity securities
 of subsidiary                                                                       78
                                                       ------       -------     --------      -------
Balance - March 31, 1993                               $2,991       $36,007     $27,016       $(4,513)
                                                       ------       -------     --------      -------
                                                       ------       -------     --------      -------

Balance - December 31, 1993                            $2,991       $36,007     $31,955       $(4,513)
Net income                                                                        1,492
Adjustment for unrealized security
 gains (losses) of subsidiary (Note 2)                                            (1,762)
                                                       ------       -------     --------      -------
Balance - March 31, 1994                               $2,991       $36,007     $31,685       $(4,513)
                                                       ------       -------     --------      -------
                                                       ------       -------     --------      -------


The condensed statement of cash flows was as follows:

                                                 For The Three Months Ended March 31,
                                                 ------------------------------------
                                                           1994        1993
                                                           ----        ----
                                                          (Amounts in thousands)
Cash flows from operating activities:
    Dividends received from subsidiary                    $ 567      $  659
    Interest paid                                           (25)        (35)
    Cash paid to suppliers                                  (59)        (70)
                                                          ------      ------
       Net cash provided from operating activities          483         554
                                                          ------      ------

Cash flows from financing activities:
    Dividends paid to stockholders                         ---           (7)
    Issuance of common stock                               ---            7
       Net cash applied to financing activities           ------      ------

Net increase in cash                                       483          554
Cash at beginning of period                                 85           23
                                                          ------      ------
Cash at end of period                                    $ 568       $  577
                                                          ------      ------
                                                          ------      ------


A reconciliation of net earnings to cash provided by operating activities was as follows:

                                                   For The Three Months Ended March 31,
                                                   ------------------------------------
                                                            1994        1993
                                                            ----        ----
                                                          (Amounts in thousands)
Net Income                                                $1,492      $2,838
Items not resulting in cash flow:
    Equity in undistributed earnings of subsidiary          (974)     (2,227)
    Decrease (increase) in income tax
       benefits receivable                                   (35)        (34)
    Decrease in accrued expenses                            ---          (23)
                                                        --------     -------
Net cash flow from operating activities                 $    483      $  554
                                                        --------     -------
                                                        --------     -------


Note A: The Board of Directors authorized and the Company established a $3.0 million line of credit to partially fund the repurchase of the Company's common stock in 1989 and 1990. At March 31, 1994, $1.45 million was outstanding. This loan bears an interest rate of prime plus one percent, which was 7.0% at March 31, 1994, and will be repaid through six equal annual installments, the first of which was paid in April, 1991 (Notes 8 and 15).


NOTE 14 - ACQUISITION OF BURRITT INTERFINANCIAL BANCORPORATION

On December 4, 1992, Derby Savings entered into an Insured Deposit Purchase and Assumption Agreement ("P & A") with the FDIC, pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, Connecticut in an FDIC-assisted transaction. In the transaction, the Bank assumed approximately $460 million of insured deposits and approximately $5.5 million of other liabilities of Burritt.

The assets of Burritt acquired included cash, various investment securities and certain other assets totaling approximately $54.0 million and two loan pools of one-to-four family mortgage loans and consumer loans, with book values of approximately $139.7 million and $29.6 million, respectively.
The loan pools, at December 31, 1992, included non-accrual loans totaling approximately $6.1 million and $221,000, respectively. The loans acquired in this transaction were purchased at a $10.4 million discount, which had been added to the Bank's allowance for loan losses. Specific allocations of the acquired allowance for loan losses, to reflect the fair value of loans acquired, have been made as management of the Bank identified probable losses. During 1993, the Bank completed the valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt allowance for loan losses as a purchased loan discount (Note 4). This amount will be accreted to interest revenue over the remaining terms of the acquired loans.

The FDIC advanced approximately $225 million in cash to Derby in partial settlement of the difference between the amount of deposits and liabilities assumed and the assets acquired by Derby, less the $6.2 million premium paid by Derby in the transaction. Of the premium paid to the FDIC, the Bank recorded $5.0 million as a core deposit intangible included in Other assets.

The assets purchased and the liabilities assumed in the Burritt transaction were subject to adjustment up to the settlement date, December 3, 1993, to reflect the actual book value of the assets and liabilities acquired. During 1993, through a series of interim settlements, the FDIC paid Derby approximately $15.4 million, which reflects the net adjustments of the assets and liabilities acquired and certain other adjustments (including any costs, expenses and fees associated with certain determinations of value) as provided in the P & A.

As part of the transaction, the Bank acquired the right to service loans for others which totaled approximately $107.1 million at December 31, 1992. Approximately $1.1 million of the premium paid to the FDIC has been allocated to the tangible value of acquired mortgage servicing rights, included in Other assets. This amount will be amortized over the expected future life of the serviced loans as a reduction to serviced loan fee income. Additionally, the Bank entered into an interim management agreement with the FDIC pursuant to which the Bank would service loans which at December 31, 1992 totaled $258.9 million. The servicing of these loans for the FDIC ended September 30, 1993.

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's 13 banking offices and related equipment. The Bank exercised its option with respect to 11 of such banking offices. The offices acquired are located in the towns of New Britain (5 offices), Newington, East Hartford, Plainville, Rocky Hill, West Hartford and Glastonbury, Connecticut. Derby did not exercise its option with respect to the two Burritt banking offices located in Vernon and Southington, Connecticut. Such offices were closed and not opened by Derby. Three of Burritt's offices were owned and, in accordance with the P & A, were appraised in order to establish their fair value. In 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC on the third. In June 1994, the Bank will be relocating the operations of the former main office of Burritt, which the Bank was renting from the FDIC. Of the remaining 8 banking offices which had been leased by Burritt, one had been assumed by the Bank. Through March 31, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.


NOTE 15 - MEMORANDUM OF UNDERSTANDING

In the second quarter of 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum calls for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. At March 31, 1994, the level of assets classified "substandard" represented 40% of the Bank's total equity capital and reserves. The Memorandum also calls for the level of delinquent loans to be reduced to no more than 7% of gross loans by December 31, 1992 and to 5% of gross loans by December 31, 1993. At March 31, 1994, delinquent loans totaled $29.4 million or 3.6% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification requires Derby to have tier 1 capital in excess of 5% of total assets by December 31, 1993 and tier 1 capital at or above 5.75% of total assets by December 31, 1994. The Bank's tier 1 capital ratio at March 31, 1994 was 5.2%, which exceeded the FDIC requirement applicable at that date. The Bank expects to achieve the December 31, 1994 capital target through maintaining asset size at current levels and earnings retention.


                    SELECTED FINANCIAL AND OTHER DATA
           (Dollar amounts in thousands, except per share data)
                                                                                     For The Quarter
                                                                                      Ended March 31,
                                                                                  ---------------------
                                                                                     1994        1993
                                                                                  ---------   ---------
                                                                                       (unaudited)
OPERATING DATA:
  Interest revenue                                                                 $18,293      $18,987
  Interest expense                                                                   9,962       11,651
                                                                                  ---------   ---------

  Net interest revenue                                                               8,331        7,336
  Provision for loan losses                                                            600          450
                                                                                  ---------   ---------

  Net interest revenue after provision for loan losses                               7,731        6,886
  Other revenue, net                                                                   863        1,794
  Other expenses                                                                     6,091        6,402
                                                                                  ---------   ---------
  Income before income taxes and cumulative effect
     of a change in accounting principle                                             2,503        2,278
  Provision for income taxes                                                         1,011          988
                                                                                  ---------   ---------

Income before cumulative effect if a change in accounting principle                  1,492        1,290
Cumulative effect of a change in method of accounting for income taxes                  --        1,548
                                                                                  ---------   ---------

Net Income                                                                          $1,492       $2,838
                                                                                  ---------   ---------
                                                                                  ---------   ---------

Earnings Per Share--Primary
  Income before cumulative effect if a change in accounting principle                $0.54        $0.49
  Cumulative effect of a change in method of accounting for income taxes                --        $0.58
  Net Income                                                                         $0.54        $1.07
Earnings Per Share--Fully Diluted
  Income before cumulative effect if a change in accounting principle                $0.54        $0.49
  Cumulative effect of a change in method of accounting for income taxes                --        $0.58
  Net Income                                                                         $0.54        $1.07

STATISTICAL DATA:
  Net interest rate spread (a)                                                        2.74%        2.42%
  Net yield on average interest-earning assets (a)                                    2.89%        2.58%
  Return on average assets (a)                                                        0.49%        0.96%
  Return on average stockholders' equity (a)                                          8.93%       18.94%
  Average stockholders' equity to average assets                                      5.48%        5.06%

MARKET PRICES OF COMMON STOCK:
  High                                                                              $27.50       $22.25
  Low                                                                               $23.75       $16.50
  At March 31                                                                       $25.75       $18.00


FINANCIAL CONDITION AND OTHER DATA AT:                                           March 31,   December 31
                                                                                    1994         1993
                                                                                ----------   ----------
                                                                                       (unaudited)
  Total assets                                                                  $1,226,961   $1,194,121
  Loan portfolio, net                                                              808,279      779,287
  Investment portfolio                                                             352,656      322,599
  Deposits                                                                       1,019,800    1,006,221
  Federal Home Loan Bank of Boston advances                                        128,332      104,991
  Other borrowings                                                                   1,450        1,450
  Stockholders' equity                                                              66,170       66,440
  Book value per share                                                               24.95        25.06

  Leverage ratio                                                                      5.10%        5.11%
  Tier 1 capital to risk-weighted assets                                              9.19%        8.87%
  Total capital to risk-weighted assets                                              10.18%        9.89%

  Non-performing loans                                                              11,056       12,068
  Foreclosed & in-substance foreclosed assets                                       16,707       16,143
                                                                                ----------   ----------
    Total non-performing assets                                                     27,763       28,211

 Restructured loans                                                                  2,264        2,273

  Allowance for loan losses                                                          6,777 (b)    6,979
  Allowance as a percentage of non-performing loans                                  61.3%        57.8%

- --------------------------------------------------

(a)  Annualized.
(b) Includes $2.2 million and $2.3 million, allocated to loans acquired as part of the Burritt transaction, for March 31, 1994 and December 31, 1993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                       COMPARISON OF RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


     GENERAL. Net income for the first quarter ended March 31, 1994 totaled $1,492,00 or $.54 per share (fully diluted) compared to $2,838,000 or $1.07 per share (fully diluted) for the comparable period in 1993. Net income for the first quarter of 1993 included $1,548,000 or $.58 per share, resulting from the adoption of Financial Accounting Standards Board Statement No. 109. This amount represented the cumulative effect of a change in accounting for income taxes effective January 1, 1993. Net income before the cumulative effect of the change in accounting principle totaled $1,290,000 or $.49 per share. Net income for the three months ended March 31, 1994 represented an annualized return on average assets of .49% compared to .96% for the corresponding period in 1993.

     Net income for the current period reflected a $202,000 or 15.7% increase compared to income before the cumulative effect of the change in accounting principle for year earlier period. There were several changes in the components that comprise net income. For the current quarter compared to the year earlier period, net interest revenue increased $1.0 million and other expense decreased $311,000, both of which were partially offset by a $931,000 decline in other revenue.

     INTEREST REVENUE. Interest and fee revenue from loans and interest on the investment portfolio decreased $694,000 or 3.7% during the three months ended March 31, 1994 compared to the corresponding period in 1993. The decrease in interest revenue was due to the decline in the yield on average interest-earning assets, which was partially offset by the interest revenue resulting from an increase in average interest-earning assets outstanding.

     The average yield on interest-earning assets declined 34 basis points (100 basis points equals one percent) from 6.68% during the first quarter of 1993 to 6.34% during the current quarter. The decline in the yield reflects the general decline in the level of interest rates between the two periods. Average interest-earning assets increased $16.5 million or 1.5% during the current quarter compared to the comparable 1993 period. This increase was essentially due to the growth in total average assets between the two periods. Reflecting the Company's objective of allocating financial resources from investments to loans, average loans outstanding increased $66.8 million or 9.3%, while the average of all other interest-earning assets decreased $50.3 million or 12.0%.

     For the quarter ended March 31, 1994, interest on loans includes the amortization of previously deferred fees of $110,000, which increased the yield on average interest-earning assets by 4 basis points. For the comparable 1993 period, interest on loans included the amortization of previously deferred fees which totaled $187,000 and increased the yield on average interest-earning assets by 7 basis points.

     INTEREST EXPENSE. Interest expense decreased $1,689,000 or 14.5% during the three months ended March 31, 1994 compared to the corresponding period in 1993. This decrease was essentially due to a general decline in the average cost of funds during the current period which more than offset the effect of the increase in average interest-bearing liabilities. Average interest-bearing liabilities increased $12.6 million or 1.2% during the current period compared to the comparable 1993 period.

     NET INTEREST REVENUE. As a result of the changes in interest revenue and interest expense noted above, net interest revenue increased $1.0 million or 13.6% from $7.3 million for the quarter ended March 31, 1993 to $8.3 million during the current quarter. The net interest rate spread improved 32 basis points from 2.42% during the first quarter of 1993 to 2.74% during the first quarter of 1994.

      The following table summarizes the Bank's net interest revenue (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.

                                                         Three Months Ended March 31,
                                                  -----------------------------------------
                                                  1994                                 1993
                                    ------------------------------          -------------------------
                                                        (Amounts in thousands)
                                    Average                  Yield/         Average            Yield/
                                    Balance      Interest     Rate          Balance  Interest   Rate
                                    -------      --------    -----          -------  --------  ------
Interest-earning assets:
 Loans                           $  784,807       $13,546     6.90%        $717,991   $13,481    7.51%
 Taxable investment securities      355,153         4,567     5.14          327,553     4,765    5.82
 Federal funds                        6,146            42      2.73          67,300       485    2.88
 FHLB of Boston stock                 8,022           138      6.88           6,662       116    6.96
 Other interest-earning assets              --         --        --          18,124       140    3.09
                                 ----------       -------     -----     -----------   -------
Total interest-earning assets    $1,154,128        18,293      6.34      $1,137,630    18,987    6.68
                                 ----------       -------     -----     -----------   -------    ----
                                 ----------                             -----------

Interest-bearing liabilities:
 Deposits                        $  985,942         8,287      3.36        $975,016    10,024    4.11
 Borrowed funds                     121,748         1,675      5.50         120,055     1,627    5.42
                                 ----------       -------               -----------   -------
Total interest-bearing
 liabilities                     $1,107,690         9,962      3.60      $1,095,071    11,651    4.26
                                 ----------       -------     -----     -----------   -------    ----
                                 ----------                             -----------

Net interest revenue                              $ 8,331                             $ 7,336
                                                  -------                             -------
                                                  -------                             -------
Net interest rate spread                                      2.74%                              2.42%
                                                              -----                              ----
                                                              -----                              ----
Net yield on average interest-
 earning assets                                               2.89%                              2.58%
                                                              -----                              -----
                                                              -----                              -----

         RATE/VOLUME ANALYSIS. The following table sets forth the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Changes in interest earned or paid due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the changes in each. There were no material out of period items or adjustments included in interest revenue or interest expense during the periods indicated.

                                               Three Months Ended March 31,
                                             -------------------------------
                                                  1994 Compared to 1993
                                                  ---------------------
                                             Volume          Rate            Net
                                             ------        --------        -------
                                                    (Amounts in thousands)
Interest earned on:
     Loans                                   $1,200         $(1,135)       $    65
     Taxable investment securities              382            (580)          (198)
     Federal funds                             (419)            (24)          (443)
     FHLB of Boston stock                        23              (1)            22
     Other interest-earning assets              (70)            (70)          (140)
                                            --------        --------       --------
        Interest revenue                      1,116          (1,810)           694
                                            --------        --------       --------

Interest paid on:
     Deposits                                   111          (1,848)        (1,737)
     Borrowed funds                              23              25             48
                                           --------        --------       --------
        Interest expense                        134          (1,823)        (1,689)
                                           --------        --------       --------

Net interest revenue                         $  982         $    13        $   995
                                           --------        --------       --------
                                           --------        --------       --------

        PROVISION FOR LOAN LOSSES. The Bank provided $600,000 for loan losses during the first quarter of 1994 compared to $450,000 for the comparable 1993 period. At the end of the first quarter of 1994, the Company's allowance for loan losses totaled $6.8 million, representing 61.3% of loans past due 90 days or more and non-accruing loans. The allowance for loan losses includes $2.2 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

        OTHER REVENUE. Other revenue decreased $931,000 or 51.9% from $1,794,000 during the first quarter of 1993 to $863,000 during the first quarter of 1994. Service charges and other revenue, comprised principally of loan service and deposit related fees, decreased $1,173,000 from $1,756,000 for the first quarter of 1993 to $583,000 for the current quarter. As part of the Burritt transaction, the Bank was servicing a pool of loans for the FDIC on an interim basis (through September, 1993). The fees earned by the Bank for providing this service amounted to $1,140,000 for the first quarter of 1993. Net securities and other gains increased from $38,000 in the 1993 period to $280,000 in the 1994 period.

        OTHER EXPENSES. Other expenses decreased $311,000 or 4.9% from $6,402,000 during the first quarter of 1993 to $6,091,000 during the corresponding period in 1994. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $173,000 or 7.5% from $2,320,000 during the quarter ended March 31, 1993 to $2,493,000 during the current quarter. All other operating expenses, in the aggregate, decreased $484,000 or 11.9% from $4,082,000 during the first quarter of 1993 to $3,598,000 for the comparable 1994 period. The decline in all other expenses was attributable to the decline in foreclosed asset expense which totaled $544,000 in the first quarter of 1994 compared to $1,242,000 for the comparable 1993 quarter. Included in this expense is the provision for foreclosed assets which amounted to $400,000 in the current quarter compared to $975,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant. The Federal Deposit Insurance Corporation premium increased from $494,000 for the 1993 period to $726,000 for the current period. The increased volume of insured deposits assumed in the Burritt transaction, in large part, accounted for the $232,000 or 47.0% increase in the premium paid in the current quarter compared to the year earlier period.

         As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $445,000 for the current quarter compared to $355,000 for the year earlier period.

        NET NON-INTEREST MARGIN. The net non-interest margin, the difference between other revenue (non-interest revenue) and other expenses (non-interest expense) as a percentage of average assets (annualized) outstanding, decreased by 17 basis points from (1.55%) during the quarter ended March 31, 1993 to (1.72%) during the current 1994 period. Other revenue, as a percentage of average assets (annualized), decreased from .61% to .28% for the quarters ended March 31, 1993 and 1994, respectively. Other expenses, as a percentage of average assets (annualized), decreased 16 basis points from 2.16% during the quarter ended March 31, 1993 to 2.00% during the current quarter.

                    NET NON-INTEREST REVENUE/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS

                                             Three Months Ended March 31,
                                           ------------------------------
                                                 1994            1993
                                                ------          ------
Non-interest revenue                               .28             .61
                                                ------          ------
Non-interest expense
     Foreclosed asset                              .18             .42
     FDIC insurance                                .24             .17
     Other                                        1.58            1.57
                                                ------          ------
Total non-interest expense                        2.00            2.16
                                                ------          ------

Net non-interest margin                          (1.72)          (1.55)
                                                ------          ------
                                                ------          ------


        PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1,011,000, reflecting a 40.4% effective income tax rate compared to $988,000 or an effective income tax rate of 43.4% for the comparable 1993 period on income before the cumulative effect of a change in accounting principle.

        CHANGE IN ACCOUNTING PRINCIPLE. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting For Income Taxes", which superseded SFAS 96, as amended, which established financial accounting and reporting standards for the effects of income taxes. The Statement requires the use of the liability method in determining the tax effect of temporary differences in the recognition of items of income and expense reported in the consolidated financial statements and those reported for income tax purposes. Effective January 1, 1993, the Company adopted SFAS
109. As a result of the adoption of SFAS 109, the Company recorded the cumulative effect of this change in accounting principle which amounted to $1,548,000 or $.58 per share.


FINANCIAL CONDITION

        The Company's assets totaled $1.23 billion at March 31, 1994 compared to $1.19 billion at December 31, 1993. The assets of the Company are primarily invested in loans to residents and, to a lesser extent, the businesses located in the Bank's market area. At March 31, 1994, approximately $815.1 million, representing 66.4% of the Company's assets, were comprised of loans, compared to $786.3 million or 65.8% of total assets at December 31, 1993. The predominant thrust of the Bank's lending business is to provide financing for residential real estate. Essentially as a result of the relatively low level of interest rates available for residential mortgage loans during the fourth quarter of 1993, which fostered a rise in the level of loan applications, the Bank's loan portfolio increased $29.0 million or 3.7% during the first quarter of the year. As in 1993, the large majority of the residential real estate loans made by the Bank during the quarter were for the refinance of previously outstanding loans. Nonetheless, the Bank achieved a net growth in outstanding loans. Curtailing the growth in the loan portfolio during the first quarter 1993 was the sale of approximately $8.8 million in mortgage loans and the reclassification of $1.5 million of loans to in-substance foreclosed assets.

        The Bank has positioned itself in the market area that it serves primarily as a provider of consumer financing and, to a lesser extent, as a provider of commercial and business loans. At March 31, 1994, $658.0 million or 80.7% of the Bank's loans were for the financing of one-to-four family residences and $92.8 million or 11.4% of the Bank's loans were allocated to consumer loans, primarily home equity lines of credit. In the aggregate, at March 31, 1994, these two segments of the Bank's loan portfolio represented 92.1% of the Bank's total loans.

        During the first quarter, the level of non-performing assets, which include loans past due 90 days or more, non-accrual loans, and foreclosed and in-substance foreclosed assets (see Note 1 to Consolidated Financial Statements) continued to trend down. At March 31, 1994, non-performing assets totaled $27.8 million, representing 2.3% of total assets compared to $28.2 million or 2.4% of total assets at year end 1993. At March 31, 1994, foreclosed and in-substance foreclosed assets totaled $16.7 million, representing 1.4% of total assets, compared to $16.1 million or 1.4% of total assets at year end 1993.

        The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure, and the allowance for loan losses at the dates indicated:

                                    March 31, 1994                                       December 31, 1993
                   ----------------------------------------------     -----------------------------------------------------
                                                           (Dollar amounts in thousands)
                                              Allowance for                                              Allowance for
                       Loans Past Due          Loan Losses                Loans Past Due                  Loan Losses
                   ----------------------   ---------------------     ----------------------        -----------------------
                              % of Loans               % of Loans                % of Loans                      % of Loans
Loan Type          Balance    Outstanding   Balance(1)  Past due      Balance    Outstanding        Balance(1)    Past due
- ---------          -------    -----------   --------   ----------     -------    -----------        ----------   ----------
Real Estate
  1-4 Family       $ 5,841         0.9%                               $ 5,665         0.9%
  Commercial           181         0.8                                    681         2.5
  Construction         ---          --                                    ---          --
  Multi-family       2,628        36.1                                  2,628        30.8
                   -------                                            -------
Total                8,650         1.3      $ 4,497       52.0%         8,974         1.4            $ 4,605         51.3%
                   -------                                            -------
Consumer
  HELOC                759         1.1                                    945         1.4
  All other            527         2.1                                    750         2.8
Total                1,286         1.4        1,047       81.4          1,695         1.8              1,193         70.3
                   -------                                            -------
Commercial
  Real estate
   development         488        13.5                                    623        16.3
  All other            632         2.4                                    776         2.9
                   -------                                            -------
Total                1,120         3.7        1,233      110.0          1,399         4.6              1,181         84.4
                   -------                  -------                   -------                        -------
Total Loans        $11,056         1.4      $ 6,777       61.3        $12,068         1.5            $ 6,979         57.8
                   -------                  -------                   -------                        -------
                   -------                  -------                   -------                        -------


(1) The Bank reallocated $6 million of the allowance allocated to the loans acquired in the Burritt transaction to a purchased loan discount.

        The Company's loan portfolio is segregated into three broad categories of loans: real estate, consumer and commercial. The Company's investment in real estate loans totaled $691.8 million, representing 56.4% of total assets at March 31, 1994 compared to $660.6 million or 55.3% of total assets at year end 1993. The Bank experienced a significant rise in the level of mortgage loan applications, predominantly for the refinance of residential property. As previously noted and reflected in the growth in the Bank's loan portfolio, the majority of the refinance activity were loans previously outstanding with other lenders. Mortgage loans closed during the first quarter of 1994 totaled $83.9 million.

        The Bank continued to supplement local loan originations through the purchase of single family adjustable rate mortgage loans. The Bank purchased $1.2 million of these loans during the first quarter of 1994 compared to $2.3 million during comparable 1993 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk. (See "Asset/Liability Management".)

        The Bank's investment in real estate mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $658.0 million or 80.7% of the Bank's total loan portfolio at March 31, 1994 compared to $621.6 million, representing 79.1% of the total loan portfolio, at year end 1993. The level of loans past due 90 days or more totaled $5.8 million or .9% of this portfolio at March 31, 1994 compared to $5.7 million or .9% of the portfolio at year end 1993.

        Multi-family housing loans totaled $7.3 million or .9% of the total loan portfolio at March 31, 1994 compared to $8.5 million or 1.1% of the total loan portfolio at year end 1993. At March 31, 1994, loans past due 90 days or more totaled $2.6 million or 36.1% of this portfolio compared to $2.6 million or 30.8% at year end 1993. Loans to finance commercial real estate totaled $24.0 million or 2.9% of the total loan portfolio at March 31, 1994, of which $.2 million or .8% were past due 90 days or more. At year end 1993, this portfolio totaled $27.7 million, representing 3.5% of total loans, of which $.7 million or 2.5% were past due 90 days or more.

        The fourth group of loans included in the Bank's real estate mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $2.5 million or .3% of total loans at March 31, 1994 compared to $2.8 million or .4% of total loans at year end 1993. At March 31, 1994 and year end 1993, there were no loans in this loan category past due 90 days or more. Unadvanced construction commitments approximated $443,000 at March 31, 1994 and $533,000 at year end 1993.

        The Company's investment in consumer loans totaled $92.8 million, representing 11.4% of total loans at March 31, 1994, compared to $95.5 million or 12.1% of total loans at year end 1993. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second
largest investment in loans.   Home equity lines of credit totaled $125.6
million, with $67.2 million in use at March 31, 1994 compared to $124.8 million, with $68.4 million in use at year end 1993. At March 31, 1994, consumer loans past due 90 days or more totaled $1.3 million or 1.4% of this portfolio. Home equity lines of credit included in this amount totaled $759,000, representing 1.1% of HELOCs outstanding. In comparison, at year end 1993, consumer loans past due 90 days or more totaled $1.7 million or 1.8% of the consumer loan portfolio, including $945,000, representing 1.4% of the home equity lines of credit.

        The Company also provides credit to the businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $30.5 million at March 31, 1994, essentially unchanged from the $30.1 million invested at year end 1993. At March 31, 1994, $3.6 million or 11.9% of this portfolio was invested in loans for the development of real estate and $26.9 million or 88.1% was invested in loans for various business needs. Unadvanced real estate development commitments totaled $1.3 million at March 31, 1994, compared to $1.3 million at year end 1993. At March 31, 1994, loans past due 90 days or more totaled $1.1 million, representing 3.7% of the commercial loan portfolio compared to $1.4 million or 4.6% at year end 1993.

        NON-PERFORMING ASSETS. The following table summarizes the Bank's non-accrual loans, accruing loans past due 90 days or more, and foreclosed and in-substance foreclosed assets.

                                         At March 31,                              At December 31,
                                    ----------------------       ----------------------------------------------------
                                      1994          1993           1993       1992       1991       1990       1989
                                    --------       -------       --------   --------   --------   --------   --------
                                                                 (Amounts in thousands)
Non-accrual loans:
 Mortgage.............               $ 6,164       $ 5,911        $ 6,657    $ 9,756    $ 7,029    $ 6,524    $ 4,618
 Consumer.............                 1,241         1,244          1,446      1,197      1,000      1,741      1,008
 Commercial...........                 1,120           230          1,399        293      3,412      3,437      1,970
                                     -------       -------        -------    -------    -------    -------    -------
Total..................                8,525         7,385          9,502     11,246     11,441     11,702      7,596
                                     -------       -------        -------    -------    -------    -------    -------

Accruing loans past due
   90 days or more:
 Mortgage.............                 2,486         1,520          2,317      3,006      4,006      4,730      4,056
 Consumer.............                    45            96            249          1        151        230        106
 Commercial...........                   ---           ---            ---        ---        ---        ---      2,000
                                     -------       -------        -------    -------    -------    -------    -------
Total..................                2,531         1,616          2,566      3,007      4,247      4,960      6,162
                                     -------       -------        -------    -------    -------    -------    -------

Foreclosed assets......                9,295        10,769          9,379     10,456      7,305      5,893      3,051
In-substance foreclosed
 assets...............                 8,373        15,821          7,804     13,124     17,267     11,736        ---
                                     -------       -------        -------    -------    -------    -------    -------
Total..................               17,668        26,590         17,183     23,580     24,572     17,629      3,051
Valuation allowance....                  961           402          1,040        438        412        ---        ---
                                     -------       -------        -------    -------    -------    -------    -------
Total, net.............               16,707        26,188         16,143     23,142     24,160     17,629      3,051
                                     -------       -------        -------    -------    -------    -------    -------
Total non-performing
 assets...............               $27,763       $35,189        $28,211    $37,395    $39,848    $34,291    $16,809
                                     -------       -------        -------    -------    -------    -------    -------
                                     -------       -------        -------    -------    -------    -------    -------
Restructured loans                   $ 2,264       $ 7,316        $ 2,273    $ 8,262    $ 6,985       ----       ----
                                     -------       -------        -------    -------    -------    -------    -------
                                     -------       -------        -------    -------    -------    -------    -------



     As detailed in the table above, the level of non-accrual loans and accruing loans past due 90 days or more declined modestly from $12.1 million at year end 1993 to $11.1 million at March 31, 1994. At March 31, 1994, the Bank had $9.3 million in foreclosed assets, consisting of 45 properties, compared to $9.4 million, consisting of 44 properties at year end 1993. During the first quarter of 1994, the Bank reclassified $1.5 million in loans to in-substance foreclosed assets. At March 31, 1994, the Bank had $8.4 million, consisting of 54 properties, classified as in-substance foreclosed assets compared to $7.8 million, consisting of 50 properties, at year end 1993. In the aggregate, the Bank is carrying 99 properties, totaling $16.7 million, net of a $1.0 million valuation allowance, in foreclosed and in-substance foreclosed assets. This compares to 94 properties, totaling $16.1 million, net of a $1.0 million valuation allowance, at year end 1993.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed and in-substance foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets. Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank established an allowance for foreclosed assets in 1991. This allowance is funded through a provision for foreclosed assets which is charged to and included in foreclosed asset expense. In the quarter ended March 31, 1994, the Bank provided $400,000 to this allowance compared to $975,000 in the comparable 1993 period. During the current quarter, the Bank charged $480,000 in specific write-downs against this allowance compared to $1.0 million during the year earlier period. At March 31, 1994, the allowance for foreclosed assets totaled $961,000 compared to $1.0 million at year end 1993.

      The reduction of non-performing assets has been one of the primary objectives of the Bank and, as noted, total non-performing assets declined modestly during the current quarter. A principal focus in 1994 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area will be moderate. The amount of loans past due 60 days has declined to $6.2 million at March 31, 1994, representing .8% of the total loan portfolio compared to $8.0 million or 1.0% of the total loan portfolio at year end 1993.

     The foundation of the Bank's program to reduce the level of non-performing assets is the loan collection and workout process. In addition to the personnel assigned to the collection/workout area, the Bank has two officers responsible for the management and sale of foreclosed assets.
This increasingly important function of the Bank is supported by a standing committee of the Board of Directors, comprised of individuals experienced in the areas of real estate sales and development, which was established to assist and give advice on the management and disposition of troubled assets.

     To the extent that the Bank ultimately takes title to troubled assets, the Board of Directors and management of the Bank have established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce market time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 9 properties for an aggregate consideration of $900,000 in the first quarter of 1994. During the comparable 1993 period, the Bank sold and closed on 16 properties for an aggregate consideration of $1.5 million.

     At March 31, 1994, one condominium project was included in foreclosed assets. The Bank's net investment in this project was $2.8 million at March 31, 1994. Thirty-two units in this project have been completed and sold. The Bank is currently pursuing the sale of the remaining land available for future development.

     The following table summarizes the Bank's accruing loans past due 60 days:

                                             March 31,                                   At December 31,
                                     -----------------------          -----------------------------------------------------
                                       1994           1993              1993        1992       1991       1990       1989
                                     --------       --------          --------    --------   --------   --------   --------
                                                                      (Amounts in thousands)
Loans past due 60 days:
  Mortgage.............               $ 4,870        $ 9,299           $ 7,369    $ 8,829    $ 9,072    $ 5,062    $ 4,534
  Consumer.............                 1,019            689               651        815        525        753        561
  Commercial...........                   330            282               ---         95        353        870        295
                                      -------        -------          --------    -------    -------    -------    -------
Total..................               $ 6,219        $10,270           $ 8,020    $ 9,739    $ 9,950    $ 6,685    $ 5,390
                                      -------        -------          --------    -------    -------    -------    -------
                                      -------        -------          --------    -------    -------    -------    -------

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for loan losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to earnings. This provision is determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for loan losses. Based on these factors, the Company provided $600,000 to the allowance for loan losses during the current quarter compared to $450,000 during the comparable 1993 period. During the current quarter the Bank wrote off $802,000 (net of recoveries).

       As part of the Burritt transaction, the Bank purchased approximately $169.3 million of loans at a $10.4 million discount, which was initially added to the Bank's allowance for loan losses. This discount was based upon management's assessment of the potential credit risk inherent in the portfolios acquired. During 1993, the Bank completed the valuation analysis of the loans acquired in the Burritt transaction. As a result of this analysis, the Bank allocated $6.0 million of the Burritt allowance for loan losses as a purchased loan discount. This amount will be accreted to interest revenue over the remaining terms of the acquired loans. At March 31, 1994, the allowance for loan losses totaled $6.8 million, which includes $2.2 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for loan losses totaled $7.0 million at year end 1993, which included $2.3 million allocated to the loans acquired in the Burritt transaction. The allowance for loan losses represented 61.3% of non-performing loans at March 31, 1994, compared to 57.8% at year end 1993.

     In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This situation may be due to, among other things, a decline in sales, increases in inventories, and vacancies. These conditions may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the local economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At March 31, 1994, in addition to non-performing assets, the Bank had six loan relationships, all of which are secured, totaling $8.1 million, which are being monitored. Included in this amount are four loans totaling $2.3 million, the terms of which have been modified and four loans totaling $3.6 million, which are non-performing.

     During the past several years, the performance of the Company has been adversely impacted through the loss of interest revenue and increases in the provisions for loan losses. To moderate this effect upon the Company's performance, the Bank, prior to the Burritt transaction, had been following a strategy of increasing the level of interest-earning assets. (See "Asset/Liability Management"). In addition to assertive marketing programs directed toward the origination of loans and deposits, the Bank has also borrowed funds from the FHLB of Boston and allocated these resources to the investment portfolio. The investments made by the Bank were, for the most part, in mortgage-backed securities issued by agencies of the U.S. Government. Additionally, in settlement of the difference between the amount of deposits and liabilities assumed and the assets purchased in the Burritt transaction, the FDIC advanced approximately $240 million to the Bank. These funds have been primarily allocated among various mortgage-backed security investment alternatives and other investment grade securities. As a result of these purchases, the investment portfolio totaled $322.6 million, representing 27.0% of total assets at year end 1993 and $352.7 million or 28.7% of total assets at March 31, 1994. In addition to mortgage-backed securities, the Company's investment portfolio is comprised of investment grade corporate bonds, marketable equity securities and money market preferred stock.

     The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires, in part, that certain investment securities that are classified as available for sale be recorded at market value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As a result, at March 31, 1994, the Bank recorded an unrealized loss, net of tax, of $459,000 which is included in Stockholders' equity. (See "Consolidated Financial Statements").

     FUNDING SOURCES. The investment activities of the Bank are funded from several sources. The primary source of funds is supplied by local depositors and is complimented by advances from the FHLB of Boston. In addition, the Bank is supplied with a steady flow of funds from the amortization and prepayment of loans as well as the amortization and maturity of investment securities. The Bank also derives funds, from time to time, through the sale of loans into the secondary market and allocates the proceeds in accordance with established asset and liability management objectives.

     During the quarter, deposits increased by $13.6 million or 1.4%, after interest credited of $8.3 million, from $1.006 billion, funding 84.3% of total assets at year end 1993, to $1.02 billion, funding 83.1% of total assets at March 31, 1994.

      Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLB of Boston as an alternative source of funds. At March 31, 1994, FHLB of Boston advances totaled $128.3 million, funding 10.5% of total assets, compared to $105.0 million, funding 8.8% of total assets at year end 1993. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLB of Boston have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLB of Boston to fund the purchase of various mortgage-backed securities.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $70.1 million in investable funds during the first quarter of the year. In keeping with the Bank's asset and liability management objectives, the Bank sold $8.8 million in fixed rate mortgage loans during the first quarter of 1994. The Bank has retained servicing on all loans that have been sold and, at March 31, 1994, was servicing $141.3 million of mortgage loans for others.

     ASSET/LIABILITY MANAGEMENT. Derby Savings' asset liability management program is based upon operating the Bank within a framework of fundamentally matching interest-sensitive assets and interest-sensitive liabilities. The purpose of pursuing this policy is to position the Bank to produce stable net interest revenue through all phases of the business cycle and resulting interest rate levels.

     The table on the following page summarizes the Company's interest-sensitive assets and interest-sensitive liabilities that mature or reprice during the various time periods noted. Loans are net of deferred loan fees and net of non-accruing loans.

                                                                       More Than      More Than    More Than
                                                                      Six Months       One Year   Three Years
                                                        Six Month       To One         To Three     To Five
                                                          or Less        Year           Years        Years
                                                        ----------    ----------    -----------   -----------
                                                                    (Dollar amounts in thousands)
ASSETS:
  Total investments                                      $126,475        $82,941       $76,191       $12,101
                                                        ----------    ----------    -----------   -----------
  Loans:
    Fixed-rate mortgages                                    5,799          5,887        26,126        23,201
    Adjustable-rate mortgages                             211,335        232,028        32,621         3,515
    Consumer loans                                         76,305          7,025         3,455         2,539
    Commercial loans                                       24,353             80         4,691           154
                                                        ----------     ----------    -----------   -----------
  Total loans                                             317,792        245,020        66,893        29,409
                                                        ----------     ----------    -----------   -----------
Total interest-sensitive assets                          $444,267       $327,961      $143,084       $41,510
                                                        ----------     ----------    -----------   -----------
                                                        ----------     ----------    -----------   -----------

LIABILITIES:
  Regular & club savings                                 $229,347       $     --      $     --      $     --
  Certificates of deposit                                 235,641        100,681       108,042        65,123
  Money market accounts                                   202,804             --            --            --
  NOW accounts                                             48,554             --            --            --
  FHLB of Boston advances                                  32,271         20,050        62,101        10,790
  Repurchase agreements & other borrowings                  1,450             --            --            --
                                                        ----------     ----------    -----------   -----------
TOTAL INTEREST-SENSITIVE LIABILITIES                     $750,067       $120,731      $170,143       $75,913
                                                        ----------     ----------    -----------   -----------
                                                        ----------     ----------    -----------   -----------

GAP (repricing difference)                              ($305,800)      $207,230      ($27,059)     ($34,403)
Cumulative GAP                                          ($305,800)      ($98,570)    ($125,629)    ($160,032)
Cumulative GAP/total assets                                 -24.9%          -8.0%        -10.2%        -13.0%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities                          59.2%         271.6%         84.1%         54.7%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                                  88.7%         87.9%         85.7%


                                              More Than   More Than
                                              Five Years  10 Years
                                               To Ten      To 20      More Than
                                               Years       Years       20 Years    Total
                                             ---------   ---------    --------- ----------
                                                      (Dollar amounts in thousands)
ASSETS:
  Total investments                            $15,904     $38,116    $     --    $351,728
                                             ---------   ---------    --------- ----------
  Loans:
    Fixed-rate mortgages                        58,031      61,170      23,835     204,049
    Adjustable-rate mortgages                    1,656         434          --     481,589
    Consumer loans                               1,746         476          --      91,546
    Commercial loans                                37          27          --      29,342
                                             ---------   ---------    --------- ----------
  Total loans                                   61,470      62,107      23,835     806,526
                                             ---------   ---------    --------- ----------

TOTAL INTEREST-SENSITIVE ASSETS                $77,374    $100,223     $23,835  $1,158,254
                                             ---------   ---------    --------- ----------
                                             ---------   ---------    --------- ----------

LIABILITIES:
  Regular & club savings                      $     --    $     --    $     --    $229,347
  Certificates of deposit                           --          --          --     509,487
  Money market accounts                             --          --          --     202,804
  NOW accounts                                      --          --          --      48,554
  FHLB of Boston advances                        3,120          --          --     128,332
  Repurchase agreements & other borrowings          --          --          --       1,450
                                             ---------   ---------    --------- ----------

TOTAL INTEREST-SENSITIVE LIABILITIES            $3,120    $     --    $     --  $1,119,974
                                             ---------   ---------    --------- ----------
                                             ---------   ---------    --------- ----------


GAP (repricing difference)                     $74,254    $100,223     $23,835
Cumulative GAP                                ($85,778)    $14,445     $38,280
Cumulative GAP/total assets                       -7.0%        1.2%        3.1%


Ratio of interest-sensitive assets
  to interest-sensitive liabilities             2479.9%                              103.4%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities        92.3%      101.3%      103.4%

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction, Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible. Through March 31, 1994, this amount was reduced to $4.1 million through amortization expense. This amount, in addition to approximately $158,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 10.2% and a ratio of tier 1 capital to risk-weighted assets of 9.2% at March 31, 1994.

     The Board has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The Board indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At March 31, 1994, the Company had a ratio of tier 1 capital to total assets of 5.1%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At March 31, 1994, Derby Savings' ratio of total capital to risk-weighted assets was 10.3% and its ratio of tier 1 capital to risk-weighted assets was 9.3%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at March 31, 1994 was 5.2%.

     Derby entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in April 1992, which required Derby to maintain a minimum tier 1 capital to total asset ratio of 5.5%. In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum to require that Derby have tier 1 capital to total assets ratio in excess of 5% by December 31, 1993, which the Bank has exceeded, and at or above 5.75% by December 31, 1994. Derby expects to achieve the December 31, 1994 capital target through maintaining asset size at current levels and earnings retention.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a risk based capital ratio of 10% or greater, a tier one or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio to adjusted total assets of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a risk-based capital ratio of 8% or greater, a tier 1 or core capital to risk weighted assets ratio of 4% or greater, and a leverage ratio to adjusted total assets of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a risk based capital ratio that is less than 8%, a tier 1 or core capital to risk weighted assets ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination) and a leverage ratio to adjusted total assets that is less that 3%; (iv)"significantly undercapitalized" if the institution has a risk-based capital ratio that is less than 6%, a tier one or core capital to risk weighted assets ratio that is less than 3%, and a leverage ratio to adjusted total assets ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. Based on its capital ratios as of March 31, 1994, the Bank believes it is "adequately capitalized" for purposes of this regulation.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable


ITEM 5  OTHER INFORMATION
Not Applicable


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
Not Applicable

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      DS Bancor, Inc.
                                             ----------------------------------
                                                        Registrant



Date:     May 12, 1994                  By:      /S/ Harry P. DiAdamo, Jr.
      --------------------                   ----------------------------------
                                                    Harry P. DiAdamo, Jr.
                                                      President & CEO



Date:     May 12, 1994                  By:     /S/ Alfred T. Santoro
      --------------------                   ----------------------------------
                                                    Alfred T. Santoro
                                              Vice President, Treasurer and CFO