Form 10-Q
period 1994-06-30
DS BANCOR INC
filed 1994-08-12
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended       June 30, 1994
                                            ------------------------

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                      to
                                  --------------------    --------------------

                         Commission file number 0-16193


                                 DS BANCOR, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            06-1162884
                     --------                            ----------
          (State or other jurisdiction of             I.R.S. Employer
           Incorporation or organization)             Identification No.)

                     33 ELIZABETH STREET, DERBY, CONNECTICUT
                     ---------------------------------------
                    (Address of principal executive offices)

                                      06418
                                      -----
                                   (Zip Code)

                                 (203) 736-1000
                                 --------------
              (Registrant's telephone number, including area code)


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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at August 9, 1994:  2,737,424 shares

                                    I N D E X

                                                                      Page(s)
                                                                      -------
Part 1 -- Financial Statements
          A.  Consolidated Statements of Position                     1
          B.  Consolidated Statements of Earnings                     2
          C.  Consolidated Statements of Stockholders' Equity         3
          D.  Consolidated Statements of Cash Flows                   4
          E.  Notes to Consolidated Financial Statements              5 - 25
          F.  Selected Consolidated Financial and Other Data          26
          G.  Management's Discussion and Analysis                    27 - 42

Part 2 -- Other Information                                           43

Signatures                                                            44

      DS BANCOR, INC.

      CONSOLIDATED STATEMENTS OF POSITION
         (Dollar amounts in thousands)

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                         1994                 1993
                                                                                                  (unaudited)
 ASSETS
   Cash and due from banks (Note 1)                                                       $12,466             $12,618
   Federal funds sold (Note 1)                                                              4,250              30,500
   Investment securities (Notes 1, 2 & 3)
      Trading account securities, at market                                                   930                  --
      Available-for-sale, at market                                                       216,773             256,346
      Held-to-maturity (market value:  $117,983 at June 30, 1994
         and $66,846 at December 31, 1993)                                                123,359              66,253
   Federal Home Loan Bank of Boston stock, at cost (Note 3)                                 8,899               8,022

   Loans (Notes 1, 3, 4 & 5)
      Mortgage                                                                            709,125             660,605
      Consumer                                                                             92,881              95,520
      Commerical                                                                           29,905              30,141
                                                                                          831,911             786,266
      Less:  Allowance for loan losses                                                     (6,469)             (6,979)

   Loans, net                                                                             825,442             779,287

   Income receivable (Note 1)                                                               6,341               6,541
   Bank premises and equipment, net (Notes 1 & 6)                                           7,055               7,062
   Prepaid and deferred income taxes (Notes 1 & 9)                                          4,639               2,501
   Foreclosed & in-substance foreclosed assets (Notes 1 & 7)                               14,246              16,143
   Other assets                                                                             7,153               8,848

 TOTAL ASSETS                                                                          $1,231,553          $1,194,121

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Deposits (Note 8)
      Non-interest bearing                                                                $28,958             $28,185
      Interest bearing                                                                    991,881             978,036

                                                                                        1,020,839           1,006,221
   Mortgagors' escrow                                                                      11,742              10,476
   Advances from Federal Home Loan Bank of Boston (Notes 3 & 8)                           127,128             104,991
   Repurchase agreements & other borrowings (Notes 3, 8 & 13)                                  --               1,450
   Other liabilities (Note 10)                                                              4,025               4,543

      Total Liabilities                                                                 1,163,734           1,127,681

 Commitments and contingent Liabilities (Notes 5 & 6)

 Stockholders' Equity (Notes 12, 13 & 15)
   Preferred stock, no par value; authorized 2,000,000 shares; none issued                     --                  --
   Common stock, par value $1.00; authorized 6,000,000 shares;
     issued--June 30, 1994--3,042,777 shares, December 31, 1993--
     2,991,116 shares; outstanding--June 30, 1994--2,703,277 shares,
     December 31, 1993--2,651,616 shares                                                    3,043               2,991


   Additional paid-in capital                                                              36,972              36,007
   Retained earnings                                                                       32,317              31,955
   Less:  Treasury stock, at cost (339,500 shares)                                         (4,513)             (4,513)

      Total Stockholders' Equity                                                           67,819              66,440

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,231,553          $1,194,121


 See notes to consolidated financial statements.
                                                                - 1 -

                      DS BANCOR, INC.

            CONSOLIDATED STATEMENTS OF EARNINGS
   (Dollar amounts in thousands, except per share data)

                                                                            QUARTER ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                                 1994         1993          1994          1993
 Interest Revenue (Note 1)                                                    (unaudited)                (unaudited)
   Interest and fees on loans                                                   $13,798      $13,840       $27,344        $27,321
   Taxable interest on investments                                                4,705        5,038         9,230         10,332
   Dividends on investments                                                         278          250           500            462

      Total interest revenue                                                      18,781       19,128        37,074         38,115

 Interest Expense (Note 8)
   Deposits                                                                        8,741        9,812        17,041         19,858
   Borrowed funds                                                                  1,726        1,539         3,401          3,166
   Less:  Penalties on premature time deposit withdrawals                            (23)         (17)          (36)           (39)

      Net interest expense                                                        10,444       11,334        20,406         22,985

 Net Interest Revenue                                                              8,337        7,794        16,668         15,130
 Provision for loan losses (Notes 1 & 4)                                             400          275         1,000            725

 Net interest revenue after provision for loan losses                              7,937        7,519        15,668         14,405

 Other Revenue
   Service charges and other revenue                                                 586        2,214         1,169          3,970
   Net securities and other gains                                                    424          541           704            579

      Total other revenue                                                          1,010        2,755         1,873          4,549

 Other Expenses
   Salaries and wages                                                              2,054        1,947         3,972          3,796
   Employee benefits (Note 10)                                                       577          453         1,152            924
   Occupancy (Note 6)                                                                480          513         1,125          1,022
   Furniture and equipment (Note 6)                                                  252          173           473            358
   Foreclosed asset expense (Note 7)                                                 911        2,312         1,455          3,554
   Other                                                                           2,258        2,374         4,446          4,520
         Total other expenses                                                      6,532        7,772        12,623         14,174

 Income before income taxes and cumulative
   effect of a change in accounting principle                                      2,415        2,502         4,918          4,780
 Provision for income taxes (Note 9)                                                 966        1,080         1,977          2,068

 Income before cumulative effect of a change in accounting principle               1,449        1,422         2,941          2,712
 Cumulative effect of a change in method of accounting for income taxes               --           --            --          1,548

 Net Income                                                                       $1,449       $1,422        $2,941         $4,260

 Weighted average number of shares outstanding (Note 11)
   Primary                                                                     2,792,735    2,651,616     2,773,148      2,651,455
   Fully diluted                                                               2,795,459    2,651,616     2,776,949      2,651,455

 Earnings per share--Primary (Note 11)
   Income before cumulative effect of a change in accounting principle             $0.52        $0.54         $1.06          $1.02
   Cumulative effect of a change in method of accounting for income tax               --           --            --          $0.58
   Net income                                                                      $0.52        $0.54         $1.06          $1.61

 Earnings per share--Fully diluted (Note 11)
   Income before cumulative effect of a change in accounting principle             $0.52        $0.54         $1.06          $1.02
   Cumulative effect of a change in method of accounting for income taxes             --           --            --          $0.58

   Net income                                                                       $0.52        $0.54         $1.06          $1.61

 See notes to consolidated financial statements.

                                                                - 2 -

                                 DS BANCOR, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                           Retained Earnings
                                                                           -----------------
                                                         Additional                    Unrealized                      Total
                                           Common          Paid-in      Retained         Gains &      Treasury     Stockholders'
                                            Stock          Capital      Earnings         Losses         Stock         Equity
                                            -----        ----------     --------       ----------     --------     ------------
                                                                        (Note 1)        (Note 2)      (Note 3)

Balance--December 31, 1992                  $2,865        $33,971        $26,340           ($78)       ($4,513)       $58,585

Net income                                                                 4,260                                        4,260
Stock dividend declared on common
  stock (5%--February 25, 1992)                126          2,029         (2,155)                                           0
Shares issued for fractional interest                           7                                                           7
Cash in lieu of fractional shares                                             (7)                                          (7)
Adjustment of unrealized losses                                                              78                            78
                                            ------        -------        -------        -------        -------        -------
Balance--June 30, 1993                      $2,991        $36,007        $28,438             $0        ($4,519)       $62,923
                                            ======        =======        =======        =======        =======        =======

Balance--December 31, 1994                  $2,991        $36,007        $30,652         $1,303        ($4,513)       $66,440

Net income                                                                 2,941                                        2,941
Stock options exercised
  (51,661 shares) (Note 2)                      52            965                                                       1,017
Adjustment for unrealized gains
  (losses) of subsidiary                                                                 (2,579)                       (2,579)
                                            ------        -------        -------        -------        -------        -------

Balance--June 30, 1994                      $3,043        $36,972        $33,593        ($1,276)       ($4,513)       $67,819
                                            ======        =======        =======        =======        =======        =======




See notes to consolidated financial statements.

                                 DS BANCOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                          For The Six Months Ended June 30,
                                                                          ---------------------------------
                                                                                1994           1993
                                                                               ------         ------
                                                                                    (unaudited)

Cash flows from operating activities:
  Net income                                                                   $2,941         $4,260
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
    Provision for loan losses                                                   1,000            725
    Provision for foreclosed assets                                             1,100          3,175
    Depreciation and amortization                                                 376            287
    Amortization of intangible assets                                             491            523
    Net amortization of premiums on securities                                    784            938
    Deferral (amortization) of loan fees, net                                    (582)           683
    Decrease (increase) in prepaid income taxes                                  (122)            24
    Net securities and other gains                                               (692)          (579)
    Decrease (increase) in interest receivable                                    200         (2,178)
    Cumulative effect of change in accounting principle                           ---         (1,548)
    Benefit for deferred income taxes                                            (181)          (656)
    Net decrease in other assets                                                3,654         16,567
    Decrease in other liabilities                                                (518)          (963)
                                                                             --------       --------

      Net cash provided by operating activities                                 8,453         21,258
                                                                             --------       --------

Cash flows from investing activities:
  Proceeds from matured securities                                             45,751         64,390
  Proceeds from sale of securities                                             39,644          4,807
  Purchase of investment securities                                          (110,893)      (182,526)
  Purchase of FHLB of Boston stock                                               (877)        (1,405)
  Proceeds from loans sold to others                                           10,108         21,231
  Purchase of loans from others                                                (1,854)        (4,370)
  Net increase in loans to customers                                          (56,118)       (41,774)
  Premises and equipment additions                                               (871)          (474)
  Proceeds from sale of foreclosed assets                                       2,263          2,210
  Net decrease in property taken by foreclosure                                  (596)          (119)
                                                                             --------       --------

      Net cash used in investing activities                                   (72,443)      (138,030)
                                                                             --------       --------

Cash flows from financing activities:
  Net increase in deposits from customers                                      14,618         11,713
  Net increase in mortgagors' escrow                                            1,266          2,144
  Net decrease in repurchase agreements & other borrowings                     (1,450)          (269)
  Net increase (decrease) in short term FHLB of Boston advances               (12,863)         2,373
  Proceeds from long term FHLB of Boston advances                              35,000            ---
  Repayment of long term FHLB of Boston advances                                  ---         (7,750)
  Proceeds from issuance of common stock                                        1,017              7
  Dividends paid to stockholders                                                  ---             (7)
                                                                             --------       --------

    Net cash provided by financing activities                                  37,588          8,211
                                                                             --------       --------

  Net decrease in cash and cash equivalents                                   (26,402)      (108,561)
  Cash and cash equivalents at beginning of period                             43,118        143,960
                                                                             --------       --------
  Cash and cash equivalents at end of period                                  $16,716        $35,399
                                                                             ========       ========


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

A summary of the Bank's investment securities is as follows:

                                                       Available-For-Sale
                                      ----------------------------------------------------
                                                          June 30, 1994
                                      -----------------------------------------------------
                                                     (Amounts in thousands)

                                                      Gross          Gross
                                     Amortized     unrealized     unrealized        Market
                                       Cost           gains         losses          value
                                     ---------     ----------     ----------      --------

Mortgage-backed securities           $183,499       $    607       $  2,012       $182,094
Other bonds and notes                  33,945             12            783         33,174
                                     --------       --------       --------       --------
     Total bonds                      217,444            619          2,795        215,268
Marketable equities                     1,512             81             88          1,505
                                     --------       --------       --------       --------
Total investment securities          $218,956       $    700       $  2,883       $216,773
                                     ========       ========       ========       ========


                                                        Held-to-Maturity
                                      ----------------------------------------------------
                                                          June 30, 1994
                                      -----------------------------------------------------
                                                     (Amounts in thousands)

                                                      Gross          Gross
                                     Amortized     unrealized     unrealized        Market
                                       Cost           gains         losses          value
                                     ---------     ----------     ----------      --------

U.S. Government and agency bonds     $  2,000      $    ---        $     46       $  1,954
Mortgage-backed securities            110,859             17          5,347        105,529
                                     --------       --------       --------       --------
     Total bonds                      112,859             17          5,393        107,483
Money market preferred stock           10,500            ---            ---         10,500
                                     --------       --------       --------       --------
Total investment securities          $123,359       $     17       $  5,393       $117,983
                                     ========       ========       ========       ========


                                                         Trading Account
                                      ----------------------------------------------------
                                                          June 30, 1994
                                      ----------------------------------------------------
                                                     (Amounts in thousands)

                                                      Gross          Gross
                                     Amortized     unrealized     unrealized        Market
                                       Cost           gains         losses          value
                                     ---------     ----------     ----------      --------

Marketable equities                  $    918             46             34            930
                                     --------       --------       --------       --------
Total investment securities          $    918       $     46       $     34       $    930
                                     ========       ========       ========       ========


                                                       Available-For-Sale
                                      ----------------------------------------------------
                                                        December 31, 1993
                                      ----------------------------------------------------
                                                     (Amounts in thousands)

                                                      Gross          Gross
                                     Amortized     unrealized     unrealized        Market
                                       Cost           gains         losses          value
                                     ---------     ----------     ----------      --------

Mortgage-backed securities           $187,746       $  1,303       $    454       $188,595
Other bonds and notes                  65,095          1,302             45         66,352
                                     --------       --------       --------       --------
     Total bonds                      252,841          2,605            499        254,947
Marketable equities                     1,274            194             69          1,399
                                     --------       --------       --------       --------
Total investment securities          $254,115       $  2,799       $    568       $256,346
                                     ========       ========       ========       ========



                                                        Held-to-Maturity
                                      ----------------------------------------------------
                                                        December 31, 1993
                                      ----------------------------------------------------
                                                     (Amounts in thousands)

                                                      Gross          Gross
                                     Amortized     unrealized     unrealized        Market
                                       Cost           gains         losses          value
                                     ---------     ----------     ----------      --------

U.S. Government and agency bonds     $  2,000      $      21       $    ---       $  2,021
Mortgage-backed securities             55,253            661             89         55,825
                                     --------       --------       --------       --------
     Total bonds                       57,253            682             89         57,846
Money market preferred stock            9,000            ---            ---          9,000
                                     --------       --------       --------       --------
Total investment securities          $ 66,253       $    682       $     89       $ 66,846
                                     ========       ========       ========       ========



Prior to December 31, 1993, the aggregate carrying value of the marketable equity securities portfolio was adjusted to aggregate market, if lower than cost, by a valuation allowance which was adjusted through corresponding charges and credits to Retained earnings.

The amortized cost and market value of debt securities by contractual maturity is as follows:


                                                                    June 30, 1994
                                               ------------------------------------------------------
                                                               (Amounts in thousands)

                                                 Available-for-Sale              Held-to-Maturity
                                               -----------------------       ------------------------
                                               Amortized        Market       Amortized       Market
                                                 Cost           value          Cost           value
                                               ---------      --------       ---------      ---------

Due in one year or less                        $  2,525       $  2,502       $    ---       $    ---
Due after one year through five years            26,420         25,797          2,000          1,954
Due after fives years through ten years             ---            ---            ---            ---
Due after ten years                               5,000          4,875            ---            ---
                                               --------       --------       --------       --------
                                                 33,945         33,174          2,000          1,954
Mortgage-backed securities                      183,499        182,094        110,859        105,529
                                               --------       --------       --------       --------
Total                                          $217,444       $215,268       $112,859       $107,483
                                               ========       ========       ========       ========



                                                        Total Portfolio
                                                    -----------------------
                                                    (Amounts in thousands)

                                                    Amortized        Market
                                                      Cost           value
                                                    ---------      --------

Due in one year or less                             $  2,525       $  2,502
Due after one year through five years                 28,420         27,751
Due after fives years through ten years                  ---            ---
Due after ten years                                    5,000          4,875
                                                    --------       --------
                                                      35,945         35,128
Mortgage-backed securities                           294,358        287,624
                                                    --------       --------
Total                                               $330,303       $322,752
                                                    ========       ========


Proceeds from the sales of debt securities during the three and six months ended June 30, 1994 were $22,125,000 and $37,756,000, respectively. Gross gains of $240,000 and $475,000, respectively, and gross losses of $3,000 and $4,000, respectively, were realized on those sales. Proceeds from the sales of debt securities during the three and six months ended June 30, 1993 were $0 and $4,104,000, respectively. Gross gains of $0 and $54,000, respectively, were realized on those sales.


NOTE 3 - PLEDGED ASSETS

The aggregate book value and market value of investment securities pledged as collateral against public funds, treasury tax and loan deposits and repurchase agreements (Note 8) were approximately as follows:


                                        June 30, 1994     December 31, 1993
                                        -------------     -----------------
                                               (Amounts in thousands)

Book value                                  $7,000              $2,000
                                            ======              ======
Market value                                $6,829              $2,020
                                            ======              ======


Stock of the Federal Home Loan Bank (the "FHLB") of Boston and mortgage loans and mortgage-backed securities with market values, as determined in accordance with FHLB of Boston's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit (Note 8) were pledged against outstanding advances from the FHLB of Boston at June 30, 1994 and December 31, 1993.

NOTE 4 - LOANS

Loans are summarized between fixed and adjustable rates as follows:


                                         June 30, 1994      December 31, 1993
                                         -------------      -----------------
                                               (Amounts in thousands)

Mortgage
  Fixed rate                               $205,286              $200,406
  Adjustable rate                           510,421               467,273
                                           --------              --------
                                            715,707               667,679
                                           --------              --------
Consumer
  Fixed rate                                 11,485                12,101
  Adjustable rate                            80,725                82,795
                                           --------              --------
                                             92,210                94,896
                                           --------              --------
Commercial
  Fixed rate                                  7,694                 9,201
  Adjustable rate                            22,554                21,326
                                           --------              --------
                                             30,248                30,527
                                           --------              --------
Total loans                                 838,165               793,102
                                           --------              --------

Less: Allowance for loan losses               6,469                 6,979
    Deferred loan fees and discount           6,254                 6,836
                                           --------              --------
                                             12,723                13,815
                                           --------              --------
Loans, net                                 $825,442              $779,287
                                           ========              ========


Included in loans outstanding at June 30, 1994 and December 31, 1993 were $9,518,000 and $9,502,000, respectively, in loans on non-accrual status. Included in these amounts were $7,284,000 in mortgage loans, $1,250,000 in consumer loans and $984,000 in commercial loans at June 30, 1994 and $6,657,000 in mortgage loans, $1,446,000 in consumer loans and $1,399,000 in commercial loans at December 31, 1993. At June 30, 1994 and December 31, 1993, non-accrual interest on these loans totaled approximately $561,200 and $810,400, respectively.

The Bank also monitors and works closely with certain borrowers that may experience financial difficulties. These difficulties may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the local economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At June 30, 1994, the Bank had six loan relationships, all of which were secured, totaling $7.9 million, which were being monitored. Included in this amount are five loans totaling $3.2 million, the terms of which have been modified and two loans totaling $2.6 million, which are non-performing.

In connection with the Burritt transaction (Note 14), the Bank purchased two loan pools at discounts of $9.0 million and $1.3 million, which had been added to the Bank's allowance for mortgage and consumer loan losses, respectively, in 1992. During 1993, the Company completed the valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt acquired allowance for loan losses as a purchased loan discount. This amount will be accreted to interest revenue over the remaining terms of the acquired loans. At June 30, 1994, the allowance for loan losses, which totaled $6.5 million, included $1.9 million allocated to the loans acquired in the Burritt transaction.

Activity in the allowances for loan losses for the periods indicated were as follows:



                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                       1994           1993           1994           1993
                                                     --------       --------       --------       --------
                                                                    (Amounts in thousands)

MORTGAGE LOANS
     Balance at beginning of period                  $ 4,497        $10,021        $ 4,605        $11,166
     Provision for possible loan losses                  ---            275            350            675
     Acquired allowance                                  ---             42            ---             42
     Loan charge-offs                                   (465)          (447)          (924)        (1,999)
     Recoveries                                          ---            231              1            238
                                                     -------        -------        -------        -------
     Balance at end of period                        $ 4,032        $10,122        $ 4,032        $10,122
                                                     =======        =======        =======        =======
CONSUMER LOANS
     Balance at beginning of period                  $ 1,047        $ 1,441        $ 1,193        $ 1,987
     Provision for possible loan losses                  400            ---            600             50
     Acquired allowance                                  ---             (5)           ---             (5)
     Loan charge-offs                                    (85)           (89)          (434)          (692)
     Recoveries                                           16              4             19             11
                                                     -------        -------        -------        -------
     Balance at end of period                        $ 1,378        $ 1,351        $ 1,378        $ 1,351
                                                     =======        =======        =======        =======
COMMERCIAL LOANS
     Balance at beginning of period                  $ 1,233        $   713        $ 1,181        $   784
     Provision for possible loan losses                  ---            ---             50            ---
     Loan charge-offs                                   (176)           ---           (176)           (72)
     Recoveries                                            2              2              4              3
                                                     -------        -------        -------        -------
     Balance at end of period                        $ 1,059        $   715        $ 1,059        $   715
                                                     =======        =======        =======        =======

TOTAL ALLOWANCE FOR LOAN LOSSES
     Balance at beginning of period                  $ 6,777        $12,175        $ 6,979        $13,937
     Provision for possible loan losses                  400            275          1,000            725
     Acquired allowance                                  ---             37            ---             37
     Loan charge-offs                                   (726)          (536)        (1,534)        (2,763)
     Recoveries                                           18            237             24            252
                                                     -------        -------        -------        -------
     Balance at end of period                        $ 6,469        $12,188        $ 6,469        $12,118
                                                     =======        =======        =======        =======


The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $134,700,000 and $149,900,000 at June 30, 1994 and December 31,
1993, respectively.


NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

A. PURCHASE AND SALES COMMITMENTS.
In the normal course of business, there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate any material losses as a result of these transactions. At June 30, 1994, the Bank had $18.6 million in commitments to purchase agency securities. There no outstanding commitments to sell securities at June 30, 1994.

B. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of the loan commitments and letters of credit summarized below:


                                                            June 30, 1994     December 31, 1993
                                                            -------------     -----------------
                                                                  (Amounts in thousands)
     Loan Commitments
        Commitments to extend credit                           $15,297            $ 43,832
        Unadvanced commercial lines of credit                    4,530               6,115
        Unadvanced portion of construction loans                 2,347               1,881
        Unused portion of Home Equity Lines of Credit           59,142              56,331
        Other consumer lines of credit                             501                 635
                                                               -------            --------
     Total                                                     $81,817            $108,794
                                                               =======            ========
     Letters of credit                                         $   842            $  1,643
                                                               =======            ========

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


NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:


                                             June 30, 1994   December 31, 1993
                                            --------------   -----------------
                                                  (Amounts in thousands)

Buildings and land                              $ 7,232           $ 7,188
Leasehold improvements                              905               887
Furniture and equipment                           5,680             6,154
                                                -------           -------
                                                 13,817            14,229
Accumulated depreciation and amortization         6,762             7,167
                                                -------           -------
Bank premises and equipment, net                $ 7,055           $ 7,062
                                                =======           =======


Depreciation and amortization included in Other expenses aggregated approximately $189,200 and $377,500 for the three and six months ended June 30, 1994, respectively, and $151,100 and $286,600 for the three and six months ended June 30, 1993, respectively.

LEASES.
Rent expense for banking premises of $228,500 and $460,600 is included in Occupancy expense for the three and six months ended June 30, 1994, respectively, and $163,000 and $322,400 for the three and six months ended June 30, 1993, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1994 (amounts in thousands):



               1994                                        $  260
               1995                                           517
               1996                                           481
               1997                                           384
               1998                                           209
               Thereafter                                     237
                                                           ------
               Total future minimum lease payments         $2,088
                                                           ======


These leases include options to renew for periods ranging from 3 to 22 years.

In connection with the Burritt transaction, the Bank acquired an option to lease ten branches, formerly leased by Burritt. The FDIC disaffirmed all of the leases, except for one which the Bank has assumed. Two of the offices were closed by the FDIC and not reopened by the Bank. Through June 30, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994. (Note 14)


NOTE 7 - FORECLOSED AND IN-SUBSTANCE FORECLOSED ASSETS

Foreclosed and in-substance foreclosed assets consisted of the following:


                                             June 30, 1994   December 31, 1993
                                            --------------   -----------------
                                                  (Amounts in thousands)

Foreclosed assets                               $ 9,195           $ 9,379
In-substance foreclosed assets                    6,140             7,804
                                                -------           -------
Subtotal                                         15,335            17,183
Valuation allowance                              (1,089)           (1,040)
                                                -------           -------
Net carrying amount                             $14,246           $16,143
                                                =======           =======


At June 30, 1994 and December 31, 1993, there were 47 and 44 properties, respectively, included in foreclosed assets and 40 and 50 properties, respectively, in in-substance foreclosed assets. During the six months ended June 30, 1994, the Bank transferred loans aggregating $2.3 million to in-substance foreclosed assets.

Activity in the allowance for foreclosed assets is as follows:


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------
                                              (Amounts in thousands)

     Balance at beginning of period    $  961    $  402    $1,040    $  438
     Provision                            700     2,200     1,100     3,175
     Write-downs                         (572)   (1,660)   (1,051)   (2,671)
                                       ------    ------    ------    ------
     Balance at end of period          $1,089    $  942    $1,089    $  942
                                       ======    ======    ======    ======



Expenses related to foreclosed assets are summarized as follows:


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------
                                              (Amounts in thousands)

     Provision                         $  700    $2,200    $1,100    $3,175
     Gain on sale of real estate          (23)     (159)      (24)     (159)
     Other expenses, net                  234       271       379       538
                                       ------    ------    ------    ------
     Net foreclosed asset expense      $  911    $2,312    $1,455    $3,554
                                       ======    ======    ======    ======


NOTE 8 - TERM LIABILITIES

Interest bearing deposits were comprised of the following:


                                             June 30, 1994   December 31, 1993
                                             -------------   -----------------
                                                   (Amounts in thousands)

NOW accounts                                   $ 48,133          $ 47,330
Money market deposit accounts                   203,501           205,261
Regular and club savings                        227,276           223,255
                                               --------          --------
Time savings
     30 - 360 days ($100,000 and over)            2,777             1,881
     90 and 91 days                              22,727            20,261
     6 - 8 months                               101,118           102,862
     9 - 17 months                              138,190           122,955
     18 months or more                          248,159           254,231
                                               --------          --------
Total time savings                              512,971           502,190
                                               --------          --------
Total interest bearing deposits                $991,881          $978,036
                                               ========          ========


Time savings deposits of $100,000 or more approximated $31,704,000 at June 30, 1994 and $30,628,000 at December 31, 1993. There were no brokered deposits at June 30, 1994 or December 31, 1993.

Interest expense on deposits is summarized as follows:


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------
                                              (Amounts in thousands)

NOW                                   $   234   $   332   $   458   $   640
Money market deposits                   1,847     1,489     3,364     2,734
Regular and club savings                1,142     1,717     2,251     3,490
Time savings                            5,465     6,199    10,877    12,872
Escrow                                     53        75        91       122
                                      -------   -------   -------   -------
Total interest expense on deposits    $ 8,741   $ 9,812   $17,041   $19,858
                                      =======   =======   =======   =======

Terms of the advances from the FHLB of Boston were as follows:


                                                       June 30, 1994               December 31, 1993
                                                --------------------------    --------------------------
                                                                (Dollar amounts in thousands)

                                                     Weighted Average              Weighted Average
Maturity/Reprice Date                           Balance      Interest Rate    Balance      Interest Rate
- - ---------------------                           -------      -------------    -------      -------------

     1994                                      $  1,474           ---%       $ 14,802           ---%
     1994                                        39,643           5.18         39,178           5.13
     1995                                        32,051           5.49         27,051           5.78
     1996                                        30,050           5.26         10,050           7.08
     1997                                        19,190           5.55          9,190           6.35
     1998                                         1,600           5.48          1,600           5.48
     1999                                         2,200           8.60          2,200           8.60
     2000                                           920           9.16            920           9.16
                                               --------                      --------
Total advances from the FHLB of Boston         $127,128                      $104,991
                                               ========                      ========


The Bank has a cash management line of credit from the FHLB of Boston of $10,672,000. At June 30, 1994 and December 31, 1993, the Bank had book overdrafts of $1,474,000 and $14,802,000, respectively, which are included in advances from the FHLB of Boston.

At June 30, 1994 and December 31, 1993, the Bank had no retail "sweep" repurchase agreements.

During 1990, the Company established a $3.0 million line of credit (Note 13), of which $1.4 million were outstanding at December 31, 1993, and was subsequently paid off in June, 1994.

Interest expense on borrowed funds is summarized as follows:


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1994      1993      1994      1993
                                          ------    ------    ------    ------
                                              (Amounts in thousands)

FHLB of Boston advances                    $1,708    $1,510    $3,358    $3,101
Line of credit                                 18        26        43        60
Repurchase agreements & other borrowings      ---         3       ---         5
                                           ------    ------    ------    ------
Total expense on borrowed funds            $1,726    $1,539    $3,401    $3,166
                                           ======    ======    ======    ======



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

The allocation of federal and state income taxes between current and deferred portions is as follows:


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1994      1993      1994      1993
                                          ------    ------    ------    ------
                                              (Amounts in thousands)

Current income tax provision
     Federal                               $  748    $1,120    $1,580    $1,987
     State                                    272       415       578       737
                                           ------    ------    ------    ------
Total current                               1,020     1,535     2,158     2,724
                                           ------    ------    ------    ------

Deferred income tax provision
     Federal                                  (39)     (330)     (131)     (475)

     State                                    (15)     (125)      (50)     (181)
                                           ------    ------    ------    ------
Total deferred                                (54)     (455)     (181)     (656)
                                           ------    ------    ------    ------
Total provision for income taxes           $  966    $1,080    $1,977    $2,068
                                           ======    ======    ======    ======


The Company's effective income tax rate differed from the Federal statutory tax rate as follows:


                                              Three Months Ended                       Six Months Ended
                                                   June 30,                                June 30,
                                     ------------------------------------    ------------------------------------
                                           1994                1993                1994                1993
                                     ----------------    ----------------    ----------------    ----------------
                                                             (Dollar amounts in thousands)
                                     Amount       %      Amount       %      Amount       %      Amount       %
                                     ------     -----    ------     -----    ------     -----    -------    -----

Tax at statutory Federal rate        $  821     34.0%    $  851     34.0%    $1,672     34.0%    $1,626     34.0%
State tax*                              170      7.0        191      7.6        350      7.1        367      7.7
Dividend income exclusion               (26)    (1.1)       (23)    (0.9)       (46)    (0.9)       (46)    (1.0)
Non-deductible intangibles               --       --         61      2.4         --       --        121      2.5
 Other                                    1      0.1        --       --           1      --         --       --
                                     ------     ----     ------    -----     ------    -----     ------    -----
Effective rate on operations         $  966     40.0%    $1,080     43.1%    $1,977     40.2%    $2,068     43.2%
                                    =======    =====    =======    =====    =======    =====    =======    =====

* Net of Federal tax benefit


The components of the net deferred tax asset are as follows:


                                             June 30, 1994   December 31, 1993
                                             -------------   -----------------
                                                   (Amounts in thousands)

Deferred tax liability:
     Federal                                     $  256            $  967
     State                                           98               370
                                                 ------            ------
                                                    354             1,337
                                                 ------            ------
Deferred tax asset:
     Federal                                      3,202             2,454
     State                                        1,224               938
                                                 ------            ------
                                                  4,426             3,392
                                                 ------            ------
Net deferred tax asset                           $4,072            $2,055
                                                 ======            ======

The tax effects of each item of income and expense that give rise to deferred taxes are:


                                             June 30, 1994   December 31, 1993
                                             -------------   -----------------
                                                   (Amounts in thousands)

Allowances for losses                            $2,099            $2,132
Depreciation                                       (100)             (171)
Deferred loan fees                                   19                43
Deferred compensation                               203               191
Loan expense                                        270               249
Employee benefits                                   437               382
Intangible asset                                    236               157
                                                 ------            ------
                                                  3,164             2,983
Unrealized gains                                    908              (928)
                                                 ------            ------
Net deferred tax asset                           $4,072            $2,055
                                                 ======            ======


A summary of the change in the net deferred tax asset for the six months ended June 30, 1994 and 1993 is as follows (Amounts in thousands):


Deferred tax asset at December 31, 1993                            $2,055
Cumulative effect of a change in accounting principle                 ---
Deferred tax provision:
     Income and expense                                               181
     Unrealized gains                                               1,836
                                                                   ------
Net deferred tax asset at June 30, 1994                            $4,072
                                                                   ======

Deferred tax asset at December 31, 1992                            $  556
Cumulative effect of a change in accounting principle               1,548
Deferred tax provision                                                656
                                                                   ------
Net deferred tax asset at June 30, 1993                            $2,760
                                                                   ======


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

The components of the net pension expense reflected in Employee benefits expense were as follows:


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                             1994           1993           1994           1993
                                                             ----           ----           ----           ----
                                                                           (Amounts in thousands)

Service cost-benefits earned during the period               $100           $ 66           $200           $132
Interest cost on projected benefit obligation                  76             68            152            136
Expected return on plan assets                                (98)           (81)          (195)          (161)
Net amortization and deferral                                  (3)            (1)            (5)            (2)
                                                             ----           ----           ----           ----
Net pension expense                                          $ 75           $ 52           $152           $105
                                                              ===            ===            ===            ===


Assumptions used in the accounting were:

                                              For the Six Months Ended June 30,
                                              ---------------------------------
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

The following table sets forth the plan's funded status and amounts recognized in the Consolidated Statements of Position at December 31, 1993 (Amounts in thousands):



Actuarial present value of benefit obligations:
  Accumulated benefit obligation - vested                           $2,950
  Accumulated benefit obligation - nonvested                           340
                                                                    -------
     Total accumulated benefit obligation                            3,290
Effect of projected future compensation levels                       1,000
                                                                    -------
Projected benefit obligation (PBO) for service
  rendered to date                                                   4,290
Plan assets, at fair value *                                         3,885
                                                                    -------
"PBO" in excess of plan assets                                        (405)
Unrecognized net asset existing at January 1, 1987
  being recognized over approximately 18 years                        (102)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions              300
                                                                    -------
Accrued pension cost included in Other liabilities                  $ (207)
                                                                    =======

* The plan's assets are allocated among equity securities and various short and intermediate term bond funds.


B. DEFERRED COMPENSATION PLAN.
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three and six months ended June 30, 1994 was approximately $24,100 and $48,100, respectively, and $23,100 and $46,300, respectively, for the three and six months ended June 30, 1994. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the three and six months ended June 30, 1994 and 1993, the Company had no insurance premium expenses as policy loans were utilized to fund premiums due.

C. THRIFT PLAN.
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense for the three and six months ended June 30, 1994 was $19,500 and $42,300, respectively, and $14,300 and $28,200, respectively, for the three and six months ended June 30, 1993.

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


                                                            December 31, 1993
                                                         ----------------------
                                                         (Amounts in thousands)

Accumulated Postretirement Benefit Obligation
     Retirees                                                    $ (613)
     Fully eligible active plan participants                       (551)
     Other active plan participants                              (1,566)
                                                                 ------
          Total APBO                                             (2,730)
Unrecognized transition obligation                                2,022
Unrecognized net gain from past experience different
 from that assumed and effects of changes in assumptions             (4)
                                                                 ------
Accrued postretirement benefit cost                              $ (712)
                                                                 ======

The APBO includes approximately $2,163,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits included the following components.


                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                             1994      1993      1994      1993
                                             ----      ----      ----      ----
                                                    (Amounts in thousands)

Service cost-benefits attributable to
   service during the period                 $ 70      $ 35      $140      $ 79
Interest cost on APBO                          42        35        84        82
Amortization of transition obligation          26        23        51        49
                                             ----      ----      ----      ----
Net periodic postretirement benefit cost     $138      $ 93      $275      $210
                                              ===       ===       ===       ===


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


                                       -19

NOTE 11 - EARNINGS PER SHARE

Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding during the period and additional common shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. Stock options and their equivalents are included in earnings per share computations using the treasury stock method, which assumes that the options are exercised at the beginning of the period. Proceeds from such exercise are assumed to be used to repurchase common stock. The difference between the number of common shares assumed to have been issued from the exercise of options and the number of common shares assumed to have been purchased are added to the weighted average number of common shares outstanding. Potential dilution due to exercisable stock options was not material for the three and six month periods ended June 30, 1993 and is, therefore, not reflected in the computation of per share amounts for that period (Note 12).


NOTE 12 - STOCK OPTIONS

Under the Company's stock option plan, 563,807 shares (adjusted to reflect stock dividends) of common stock are reserved. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the share issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARs when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SAR holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made through June 30, 1994 in as much as management does not anticipate exercise of SAR at this time.

The following table and the data below summarizes the shares subject to option granted under the plans which have been adjusted to reflect stock dividends declared:


                                    For The Six Months Ended June 30, 1994
                                    --------------------------------------


Outstanding at beginning of period                  275,663
Granted                                              43,107
Exercised                                           (59,439)
                                                    -------
Outstanding at end of period                        259,331
                                                    =======


As of June 30, 1994, 259,331 options were exercisable at prices ranging from $9.98 to $29.00.

At June 30, 1994, there were 259,331 options in the plan that remained outstanding. Through June 30, 1994, 85,473 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been cancelled. 219,003 options are available for grant.

NOTE 13 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:


                                                    June 30,     December 31,
                                                      1994           1993
                                                    --------     ------------
                                                  (Dollar amounts in thousands)

ASSETS

Cash in subsidiary bank                              $   327        $    85
Investment in bank subsidiary, at equity              67,468         67,562
Other assets                                              42            274
                                                     -------        -------
TOTAL ASSETS                                         $67,837        $67,921
                                                     =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable--bank (Note A)                        $    ---       $  1,450
Other liabilities                                         18             31
                                                     -------        -------
          Total Liabilities                               18          1,481
                                                     -------        -------

STOCKHOLDERS' EQUITY
Common Stock                                           3,043          2,991
Additional paid-in capital                            36,972         36,007
Retained earnings                                     32,317         31,955
Less: Treasury stock, at cost (339,500 shares)        (4,513)        (4,513)
                                                     -------        -------
          Total Stockholders' Equity                  67,819         66,440
                                                     -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $67,837        $67,921
                                                     =======        =======


The condensed Statements of Earnings were as follows:


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                             1994           1993           1994           1993
                                                             ----           ----           ----           ----
                                                                       (Dollar amounts in thousands
                                                                          except per share data)

Revenue:
  Dividends from subsidiary                                $  ---         $   74         $  567         $  733
                                                           ------         ------         ------         ------
      Total revenue                                           ---             74            567            733
                                                           ------         ------         ------         ------

Expenses:
  Interest expense                                             18             26             43             60
  Other expenses                                               88             44            147             92
                                                           ------         ------         ------         ------
      Total expenses                                          106             70            190            152
                                                           ------         ------         ------         ------
  Income before income tax and change
      in equity of subsidiary                                (106)             4            377            581
Income tax benefit                                            (44)           (29)           (79)           (63)
                                                           ------         ------         ------         ------
  Income before change in
      equity of subsidiary                                    (62)            33            456            644
Increase in equity of subsidiary                            1,511          1,389          2,485          2,068
                                                           ------         ------         ------         ------
Income before cumulative effect of a
  change in accounting principle                            1,449          1,422          2,941          2,712
Cumulative effect of a change in
  accounting principle                                        ---            ---            ---          1,548
                                                           ------         ------         ------         ------
Net income                                                 $1,449         $1,422         $2,941         $4,260
                                                           ======         ======         ======         ======


Weighted average shares outstanding
  Primary                                               2,792,735      2,651,616      2,773,148      2,651,455
  Fully Diluted                                         2,795,459      2,651,616      2,776,949      2,651,455


Earnings per share--Primary (Note 11)
  Income before cumulative effect of a
      change in accounting principle                       $ 0.52         $ 0.54         $ 1.06         $ 1.02
  Cumulative effect of a change in
  accounting principle                                     $   --         $   --         $   --         $  .58
  Net Income                                               $ 0.52         $ 0.54         $ 1.06         $ 1.61

Earnings per share--Fully Diluted (Note 11)
  Income before cumulative effect of a
      change in accounting principle                       $ 0.52         $ 0.54         $ 1.06         $ 1.02
  Cumulative effect of a change in
      accounting principle                                 $   --         $   --         $   --         $  .58
  Net Income                                               $ 0.52         $ 0.54         $ 1.06         $ 1.61


The condensed changes in the components of Stockholders' Equity for the six months ended June 30, 1994 and 1993 were as follows:


                                                Additional
                                        Common    Paid-In  Retained  Treasury
                                         Stock    Capital  Earnings    Stock
                                        ------- ---------- --------  ---------
                                             (Dollar amounts in thousands)

Balance - December 31, 1992              $2,865   $33,971   $26,262   $(4,513)
Net income                                                    4,260
Stock dividend declared on common stock     126     2,029    (2,155)
Shares issued for fractional interest                   7
Cash in lieu of fractional shares                                (7)
Adjustment for unrealized losses
  on marketable equity securities
  of subsidiary                                                  78
                                         ------   -------   -------   -------
Balance - June 30, 1993                  $2,991   $36,007   $28,438   $(4,513)
                                         ======   =======   =======   =======

Balance - December 31, 1993              $2,991   $36,007   $31,955   $(4,513)
Net income                                                    2,941
Stock options exercised
  (51,661 shares)(Note 12)                   52       965
Adjustment for unrealized security
  gains (losses) of subsidiary (Note 2)                      (2,579)
                                         ------   -------   -------   -------
Balance - June 30, 1994                  $3,043   $36,972   $32,317   $(4,513)
                                         ======   =======   =======   =======


The condensed statement of cash flows was as follows:





                                               For The Six Months Ended June 30,
                                               ---------------------------------
                                                       1994            1993
                                                       ----            ----
                                                      (Amounts in thousands)

Cash flows from operating activities:
  Dividends received from subsidiary                   $ 567         $  733
  Tax benefit received from subsidiary                   311            ---
  Interest paid                                          (68)           (69)
  Cash paid to suppliers                                (135)          (117)
                                                       -----         ------
     Net cash provided from operating activities         675            547
                                                       -----         ------

Cash flows from financing activities:
  Payments on notes payable--Bank                      1,450           (484)
  Dividends paid to stockholders                         ---              7
  Issuance of common stock                            (1,017)            (7)
                                                       -----         ------
     Net cash applied to financing activities           (433)           484
                                                       -----         ------

Net increase in cash                                     242             63
Cash at beginning of period                               85             23
                                                       -----         ------
Cash at end of period                                  $ 327         $   86
                                                       =====         ======

A reconciliation of net earnings to cash provided by operating activities was as follows:


                                               For The Six Months Ended June 30,
                                               ---------------------------------
                                                          1994       1993
                                                          ----       ----
                                                       (Amounts in thousands)

Net Income                                                $2,941    $4,260
Items not resulting in cash flow:
     Equity in undistributed earnings of subsidiary       (2,485)   (3,616)
     Decrease (increase) in income tax
          benefits receivable                                232       (63)
     Decrease in accrued expenses                            (13)      (34)
                                                          -------   -------
Net cash flow from operating activities                   $  675    $  547
                                                          =======   =======



Note A: The Board of Directors authorized and the Company established a $3.0 million line of credit to partially fund the repurchase of the Company's common stock in 1989 and 1990. This loan had an interest rate of prime plus one percent was paid in full in June, 1994. (Notes 8 and 15).


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

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's 13 banking offices and related equipment. The Bank exercised its option with respect to 11 of such banking offices. The offices acquired are located in the towns of New Britain (5 offices), Newington, East Hartford, Plainville, Rocky Hill, West Hartford and Glastonbury, Connecticut. Derby did not exercise its option with respect to the two Burritt banking offices located in Vernon and Southington, Connecticut. Such offices were closed and not opened by Derby. Three of Burritt's offices were owned and, in accordance with the P & A, were appraised in order to establish their fair value. In 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC on the third. In June 1994, the Bank relocated the operations of the former main office of Burritt, which the Bank was renting from the FDIC. Of the remaining 8 banking offices which had been leased by Burritt, one had been assumed by the Bank. Through June 30, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.


NOTE 15 - MEMORANDUM OF UNDERSTANDING

In the second quarter of 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum calls for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. At June 30, 1994, the level of assets classified "substandard" represented 35% of the Bank's total equity capital and reserves. The Memorandum also calls for the level of delinquent loans to be reduced to no more than 7% of gross loans by December 31, 1992 and to 5% of gross loans by December 31, 1993. At June 30, 1994, delinquent loans totaled $29.5 million or 3.5% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification requires Derby to have tier 1 capital in excess of 5% of total assets by December 31, 1993 and tier 1 capital at or above 5.75% of total assets by December 31, 1994. The Bank's tier 1 capital ratio at June 30, 1994 was 5.3%, which exceeded the FDIC requirement applicable at that date. The Bank expects to achieve the December 31, 1994 capital target through maintaining asset size at current levels and earnings retention.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             For the Quarter             For The Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                         -----------------------       -----------------------
                                                                           1994           1993           1994           1993
                                                                         --------       --------       --------       --------
                                                                                              (unaudited)

OPERATING DATA:
 Interest revenue                                                        $18,781        $19,125        $37,074        $38,115
 Interest expense                                                         10,444         11,334         20,406         22,985
                                                                         -------        -------        -------        -------

 Net interest revenue                                                      8,397          7,794         16,568         15,130
 Provision for loan losses                                                   400            275          1,000            725
                                                                         -------        -------        -------        -------

 Net interest revenue after provision for loan losses                      7,937          7,519         15,568         14,405
 Other revenue                                                             1,010          2,755          1,878          4,549
 Other expenses                                                            5,532          7,772         12,523         14,174
                                                                         -------        -------        -------        -------

 Income before income taxes and cumulative effect
  of a change in accounting principle                                      2,415          2,502          4,918          4,780
 Provision for income taxes                                                  966          1,080          1,977          2,068
                                                                         -------        -------        -------        -------

 Income before cumulative effect of a change in accounting principle       1,449          1,422          2,941          2,712
 Cumulative effect of a change in method of accounting for income taxes      ---            ---            ---          1,548
                                                                         -------        -------        -------        -------

 Net income                                                               $1,449         $1,422         $2,941         $4,260
                                                                         =======        =======        =======        =======

EARNINGS PER SHARE--PRIMARY
 Income before cumulative effect of a change in accounting principle       $0.52          $0.54          $1.06          $1.02
 Cumulative effect of a change in method of accounting for income taxes      ---            ---            ---          $0.58
 Net income                                                                $0.52          $0.54          $1.06          $1.61
EARNINGS PER SHARE--FULLY DILUTED
 Income before cumulative effect of a change in accounting principle       $0.52          $0.54          $1.06          $1.02
 Cumulative effect of a change in method of accounting for income taxes      ---            ---            ---          $0.58
 Net income                                                                $0.52          $0.54          $1.06          $1.61

STATISTICAL DATA:
 Net interest rate spread(a)                                                2.68%          2.65%          2.71%          2.53%
 Net yield on average interest-earning assets(a)                            2.64%          2.76%          2.88%          2.67%
 Return on average assets(a)                                                0.47%          0.48%          0.48%          0.72%
 Return on average stockholders' equity(a)                                  8.58%          9.18%          5.79%         13.98%
 Average stockholders' equity to average assets                             5.58%          5.19%          5.52%          5.18%

MARKET PRICES OF COMMON STOCK:
 High                                                                     $33.75         $19.00         $33.75         $22.25
 Low                                                                      $25.00         $14.25         $21.25         $14.25
 At June 30                                                               $29.75         $14.75         $29.75         $14.75


FINANCIAL CONDITION AND OTHER DATA AT:

                                                                       June 30,     December 31,
                                                                         1994           1993
                                                                      ----------    ------------
                                                                            (Unaudited)

 Total assets                                                         $1,231,553     $1,194,121
 Loan portfolio, net                                                     825,442        779,287
 Investment portfolio                                                    841,062        822,599
 Deposits                                                              1,020,839      1,006,221
 Federal Home Loan Bank of Boston advances                               127,127        104,991
 Other borrowings                                                            ---          1,450
 Stockholders' equity                                                     67,819         66,440
 Book value per share                                                      25.09          25.06

 Leverage ratio                                                             5.29%          5.11%
 Tier 1 capital to risk-weighted assets                                     9.69%          8.87%
 Total capital to risk-weighted assets                                     10.65%          9.89%

 Non-performing loans                                                     11,028         12,058
 Foreclosed & in-substance foreclosed assets                              14,246         16,143
                                                                          ------         ------
  Total non-performing assets                                             25,274         25,211

 Restructured loans                                                        3,158          2,273

 Allowance for loan losses                                                 6,469(b)       6,979(b)
 Allowance as a percentage of non-performing loans                          58.7%          57.8%


- - ---------------
(a)  Annualized.
(b) Includes $1.8 million and $2.3 million, allocated to loans acquired as part of the Burritt transaction, for June 30, 1994 and December 31, 1993, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS


                       COMPARISON OF RESULTS OF OPERATION
                FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993


     GENERAL. Net income for the second quarter ended June 30, 1994 totaled $1,449,000 or $.52 per share (fully diluted) compared to $1,422,000 or $.54 per share (fully diluted) for the comparable period in 1993. Net income for the three months ended June 30, 1994 represented an annualized return on average assets of .47% compared to .48% for the comparable 1993 period. Although net income for the current quarter approximated the comparable year earlier period, there were a number of significant changes in the components that comprise net income. For the current quarter compared to the year earlier period, net interest revenue increased $.5 million and Other expense decreased $1.2 million These changes were substantially offset by a $1.7 million decrease in Other revenue during the current quarter compared to the year earlier period.

     INTEREST REVENUE. Interest and fee revenue from loans and interest on the investment portfolio declined $347,000 or 1.8% during the three months ended June 30, 1994 compared to the corresponding period in 1993. The decrease in interest revenue was essentially due to the decline in the yield on average interest-earning assets, which was partially offset by the interest revenue resulting from an increase in average interest-earning assets outstanding.

     The average yield on interest-earning assets declined 37 basis points (100 basis points equals one percent) from 6.77% during the second quarter of 1993 to 6.40% during the current quarter. This decline was due to downward repricing of assets between the two periods. Average interest-earning assets increased $43.9 million or 3.9% during the current quarter compared to the year earlier period. This increase was due to the growth in assets and the decline in non-earning assets between the two periods.

     INTEREST EXPENSE. Interest expense decreased $890,000 or 7.9% during the three months ended June 30, 1994 compared to the corresponding period in 1993. This decrease resulted from the decline in the average cost of funds cost of funds which was partially offset by an increase in the average volume of interest-bearing liabilities outstanding.

     NET INTEREST REVENUE. Net interest revenue, as a result of a $347,000 decrease in interest revenue and a $890,000 decrease in interest expense, increased $543,000 or 7.0% from $7,794,000 for the quarter ended June 30, 1993 to $8,337,000 during the current quarter. The net interest rate spread, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, increased 3 basis points from 2.65% during the second quarter of 1993 to 2.68% during the current quarter.

     The following table summarizes the Bank's net interest revenue (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.



                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                           1994                                         1993
                                                           ----                                         ----
                                                                        (Amounts in thousands)
                                          Average                        Yield/       Average                         Yield/
                                          Balance        Interest         Rate        Balance         Interest         Rate
                                          -------        --------        ------       -------         --------        ------

Interest-earning assets:
   Loans                                $  815,029        $13,798         6.77%     $   728,101        $13,840         7.60%
   Taxable investment securities           345,317          4,772         5.53          368,884          4,956         5.37
   Federal funds                             4,266             42         3.94           19,586            150         3.06
   FHLB of Boston stock                      8,724            169         7.75            8,022            152         7.58
   Other interest-earning assets                --             --           --            4,863             30         2.47
                                        ----------         ------                    ----------        -------
Total interest-earning assets           $1,173,336         18,781         6.40       $1,129,456         19,128         6.77
                                        ==========         ------         ----       ==========        -------

Interest-bearing liabilities:
   Deposits                             $  998,815          8,718         3.49      $   987,961          9,795         3.97
   Borrowed funds                          124,364          1,726         5.55          112,354          1,539         5.48
                                        ----------         ------         ----      -----------        -------
Total interest-bearing
   liabilities                          $1,123,179         10,444         3.72       $1,100,315         11,334         4.12
                                        ==========         ------         ----       ==========        -------         ----

Net interest revenue                                      $ 8,337                                      $ 7,794
                                                          =======                                      =======

Net interest rate spread                                                  2.68%                                        2.65%
                                                                          ====                                         ====
Net yield on average interest-
   earning assets                                                         2.84%                                        2.76%
                                                                          ====                                         ====


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


                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1994 Compared to 1993
                                                   ---------------------

                                                Volume     Rate       Net
                                                ------    -------   -------
                                                 (Amounts in thousands)

Interest earned on:
     Loans                                      $1,558   $(1,600)  $   (42)
     Taxable investment securities                (323)       139     (184)
     Federal funds                                (142)        34     (108)
     FHLB of Boston stock                            14         3        17
     Other interest-earning assets                 (15)      (15)      (30)
                                                 ------   -------   -------
          Interest revenue                        1,092   (1,439)     (347)
                                                 ------   -------   -------

Interest paid on:
     Deposits                                       107   (1,184)   (1,077)
     Borrowed funds                                 166        21       187
                                                 ------   -------   -------
          Interest expense                          273   (1,163)     (890)
                                                 ------   -------   -------

Net interest revenue                             $  819   $   276   $   543
                                                 ======   =======   =======


     PROVISION FOR LOAN LOSSES. The Bank provided $400,000 for loan losses during the current quarter compared to $275,000 during the comparable 1993 period. The Bank also provided $700,000 for foreclosed assets during the current quarter compared to $2.2 million for the comparable 1993 period, which is included in foreclosed asset expense (See "Other Expenses"). At the end of the second quarter of 1994, the Company's allowance for loan losses totaled $6.5 million, representing 58.7% of loans past due 90 days or more and non-accruing loans. (See "Financial Condition").

     OTHER REVENUE. Other revenue declined $1,745,000 or 63.3% from $2,755,000 in the second quarter of 1993 to $1,010,000 during the current quarter. Service charges and other revenue, comprised principally of loan service and deposit related fees, decreased $1,628,000 from $2,214,000 for the second quarter of 1993 to $586,000 for the current quarter. As part of the Burritt transaction, the Bank was servicing loans for the FDIC on an interim basis (through
September, 1993).   The fees earned by the Bank for providing this  service
amounted to $1.6 million for the second quarter of 1993. Net securities and other gains totaled $424,000 for the current quarter compared to $541,000 for the comparable 1993 period.

     OTHER EXPENSES. Other expenses decreased $1,240,000 or 16.0% from $7,772,000 during the second quarter of 1993 to $6,532,000 during the corresponding period in 1994. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $231,000 or 9.6% from $2,400,000 during the quarter ended June 30, 1993 to $2,631,000 during the current quarter. Salaries increased $107,000 or 5.5% during the current quarter compared to the year earlier period. During the quarter, 7,778 stock appreciation rights were exercised which resulted in compensation expense of $118,000. Employee benefits increased $124,000 or 27.4% during the current quarter compared to the year earlier period.

     All other operating expenses, in the aggregate, decreased $1,471,000 or 27.4% during the current quarter compared to the comparable period in 1993. The decline in all other expenses was attributable to the decline in foreclosed asset expense which totaled $911,000 in the current quarter compared to $2,312,000 for the year earlier period. Included in this expense is the provision for foreclosed assets which amounted to $700,000 for the current quarter compared to $2.2 million for the year earlier period. (See Note 7 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     The Federal Deposit Insurance Corporation premium increased from $494,000 for the 1993 period to $726,000 for the current period. The increased volume of insured deposits assumed in the Burritt transaction, in large part, accounted for the $232,000 or 32.0% increase in the premium paid in the current quarter compared to the year earlier period.

     The Bank, as required by the Statement of Financial Accounting Standards No. 91, deferred costs resulting from the origination of loans, which will be amortized as an adjustment to yield over the contractual term of the related loans. These deferred costs, which are primarily comprised of salaries, employee benefits, and other loan expenses, totaled $613,000 during the current quarter compared to $519,000 during the year earlier period.

     NET NON-INTEREST MARGIN. The net non-interest margin, the difference between other revenue (non-interest revenue) and other expenses (non-interest expense), as a percentage of average assets (annualized) outstanding, decreased by 13 basis points from (1.68%) during the quarter ended June 30, 1993 to (1.81%) during the current 1994 period. Other revenue as a percentage of average assets (annualized) decreased from .92% to .33% for the quarters ended June 30, 1993 and 1994, respectively. Other expenses as a percentage of average assets (annualized) decreased 46 basis points from 2.60% during the quarter ended June 30, 1993 to 2.14% during the current quarter.

                    NET NON-INTEREST REVENUE/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS


                                          Three Months Ended June 30,
                                         ------------------------------
                                            1994          1993
                                            ----          ----


Non-interest revenue                         .33            .92
                                          ------         ------

Non-interest expense
     Foreclosed asset                        .30            .77
     FDIC insurance                          .24            .17
     Other                                  1.60           1.66
                                          ------         ------
Total non-interest expense                  2.14           2.60
                                          ------         ------

Net non-interest margin                   (1.81)         (1.68)
                                          ======         ======



     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $966,000 reflecting a 40.0% effective income tax rate compared to $1,080,000 or an effective income tax rate of 43.1% for the comparable 1993 period.

                       COMPARISON OF RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


     GENERAL. Net income for the first six months of 1994 totaled $2,941,000 or $1.06 per share (fully diluted) compared to $4,260,000 or $1.61 per share (fully diluted) during the comparable period in 1993. Net income for the first six months of 1993 includes $1,548,000 or $.58 per share, resulting from the adoption of Financial Accounting Standards Board Statement No. 109. This amount represents the cumulative effect of a change in accounting for income taxes effective January 1, 1993. Net income for the first six months of 1993, before the cumulative effect of the change in accounting principle totaled $2,712,000 or $1.02 per share. Net income for the six months ended June 30, 1994 and 1993 represented an annualized return on average assets of .48% and .72%, respectively.

     Net income for the current period reflected an increase of $229,000 or 8.4% compared to income before the cumulative effect of the change in accounting principle for the comparable 1993 period. There were a number of changes in the components that comprise net income. For the current period compared to the year earlier period, net interest revenue increased $1,538,000 or 10.2% and Other expense declined $1,551,000 or 10.9% both of which were substantially offset by a $2,676,000 or 58.8% decline in Other revenue.

     INTEREST REVENUE. Interest and fee revenue from loans and interest on the investment portfolio decreased $1,041,000 or 2.7% from $38,115,000 for the first six months of 1993 to $37,074,000 for the first six months of 1994. The decrease in interest revenue was essentially due to the decline in the yield on average interest-earning assets, which was partially offset by the interest revenue resulting from an increase in average interest-earning assets outstanding.

     The average yield on interest-earning assets declined 35 basis points from 6.72% for the six months ended June 30, 1993 to 6.37% for the current period. Average interest-earning assets increased $30.2 million or 2.7% during the current period compared to the year earlier period. This increase was due to the growth in assets between the two periods.

     INTEREST EXPENSE. Interest expense decreased $2,579,000 or 11.2% from $22,985,000 for the first six months of 1993 to $20,406,000 for the comparable six month period in 1994. This decrease was essentially due to the decline in the average cost of funds during the current period compared to the year earlier period. The average effective cost of interest-bearing liabilities declined 53 basis points from 4.19% for the six months ended June 30, 1993 to 3.66% for the six months ended June 30, 1994.

     NET INTEREST REVENUE. As a result of the changes in interest revenue and interest expense noted above, net interest revenue increased $1,538,000 or 10.2% from $15,130,000 for the six months ended June 30, 1993 to $16,668,000 for the same period in 1994. The net interest rate spread improved 18 basis points from 2.53% during the 1993 period to 2.71% during the corresponding period in 1994.

     The following table summarizes the Bank's net interest revenue (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.



                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                           1994                                         1993
                                                           ----                                         ----
                                                                        (Amounts in thousands)
                                          Average                        Yield/       Average                         Yield/
                                          Balance        Interest         Rate        Balance         Interest         Rate
                                          -------        --------        ------       -------         --------        ------

Interest-earning assets:
   Loans                                $  799,918        $27,344         6.84%      $  723,047        $27,321         7.56%
   Taxable investment securities           350,235          9,340         5.33          348,218          9,721         5.58
   Federal funds                             5,206             83         3.19           43,443            635         2.92
   FHLB of Boston stock                      8,374            307         7.33            7,342            269         7.33
   Other interest-earning assets                --             --           --           11,493            169         2.94
                                        ----------         ------                    ----------        -------
Total interest-earning assets           $1,163,733         37,074         6.37       $1,133,543         38,115         6.72
                                        ==========         ------         ----       ==========        -------         ----

Interest-bearing liabilities:
   Deposits                             $  992,378         17,005         3.43       $  981,488         19,819         4.04
   Borrowed funds                          123,056          3,401         5.53          116,205          3,166         5.45
                                        ----------         ------                    ----------        -------

Total interest-bearing
   liabilities                          $1,115,434         20,406         3.66       $1,097,693         22,985         4.19
                                        ==========         ------         ----       ==========        -------         ----

Net interest revenue                                      $16,668                                      $15,130
                                                          =======                                      =======

Net interest rate spread                                                  2.71%                                        2.53%
                                                                          ====                                         ====
Net yield on average interest-
   earning assets                                                         2.86%                                        2.67%
                                                                          ====                                         ====


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


                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1994 Compared to 1993
                                                   ---------------------

                                                Volume     Rate       Net
                                                ------    -------   -------
                                                 (Amounts in thousands)

Interest earned on:
     Loans                                      $2,759    $(2,736)  $    23
     Taxable investment securities                  56       (437)     (381)
     Federal funds                                (605)        53      (552)
     FHLB of Boston stock                           38        --         38
     Other interest-earning assets                 (84)       (85)     (169)
                                                 ------   -------   -------
          Interest revenue                       2,164     (3,205)   (1,041)
                                                 ------   -------   -------

Interest paid on:
     Deposits                                      218     (3,032)   (2,814)
     Borrowed funds                                189         46       235
                                                 ------   -------   -------
          Interest expense                         407     (2,986)   (2,579)
                                                 ------   -------   -------

Net interest revenue                            $1,757    $  (219)  $ 1,538
                                                ======    =======   =======



     PROVISION FOR LOAN LOSSES. During the first six months of 1994, the Company provided $1,000,000 for loan losses compared to $725,000 during the comparable 1993 period. The Company provided $600,000 during the quarter ended March 31, 1994 and $400,000 during the second quarter of 1994. The Bank also provided $1,100,000 for foreclosed assets during the six months ended June 30, 1994 which is included in Foreclosed asset expense (See "Other Expenses"). At June 30, 1994, the Company's allowance for loan losses totaled $6.5 million, representing 58.7% of loans past due 90 days or more and non-accruing loans. (See "Financial Condition").

     OTHER REVENUE. Other revenue decreased $2,676,000 or 58.8% from $4,549,000 in the first six months of 1993 to $1,873,000 during the current period.
Service charges and other revenue, comprised principally of loan service and deposit related fees, decreased $2,801,000 from $3,970,000 during the first six months of 1993 to $1,169,000 for the current period. As part of the Burritt transaction, the Bank was servicing loans for the FDIC on an interim basis (through September, 1993). The fees earned by the Bank for providing this service amounted to $2.7 million for the six months ended June 30, 1993. Net securities and other gains totaled $704,000 for the six months ended June 30, 1994 compared to $579,000 for the comparable 1993 period.

     OTHER EXPENSES. Other expenses decreased $1,551,000 or 10.9% from $14,174,000 during the first six months of 1993 to $12,623,000 during the corresponding period in 1994. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $404,000 or 8.6% from $4,720,000 during the 1993 period to $5,124,000 during the current period. Salaries increased $176,000 or 4.6% during the current period compared to the year earlier period. During the second quarter, 7,778 stock appreciation rights were exercised which resulted in compensation expense of $118,000 and accounted for 67% of the increase. Employee benefits increased $228,000 or 24.7% during the current period compared to the year earlier period.

     All other operating expenses, in the aggregate, decreased $1,955,000 or 20.7% during the current period compared to the comparable period in 1993. The decrease in the cost of operations was essentially due to the decline the provision for foreclosed assets and the cost of data processing. The declines in these expenses were partially offset by an increase in FDIC insurance premiums.

     Foreclosed asset expense totaled $1,455,000 during the current period compared to $3,554,000 during the comparable 1993 period. For the current period, Foreclosed asset expense includes a $1,100,000 provision for foreclosed assets compared to a provision of $3,175,000 for the year earlier period. (See
Note 7 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     Data processing expense totaled $628,000 for the current period, reflecting an decrease of $551,000 or 87.8% from the $1,179,000 expense incurred during the comparable 1993 period. This decreased cost is largely attributable to the elimination of the former Burritt data processing center operated during the 1993 period. Although the data processing consolidation of Burritt was completed during the second quarter of 1993, the Company continued to operate the center through September of 1993 in order to service loans for the FDIC. (See Note 14 to Consolidated Financial Statements).

     The Federal Deposit Insurance Corporation premium increased from $988,000 for the 1993 period to $1,453,000 for the current period. The increased volume of insured deposits assumed in the Burritt transaction, in large part, accounted for the $465,000 or 32.0% increase in the premium paid in the current period compared to the year earlier period.

     NET NON INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, declined by 15 basis points from (1.61) during the period ended June 30, 1993 to (1.76%) during the current 1994 period. Other revenue, as a percentage of average assets (annualized), decreased from .77% to .31% for the six month periods ended June 30, 1993 and 1994, respectively. Other expenses, as a percentage of average assets (annualized), decreased 31 basis points from 2.38% during the six month period ended June 30, 1993 to 2.07% during the current period.


                    NET NON-INTEREST REVENUE/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS


                                         Six Months Ended June 30,
                                         -------------------------
                                         1994                1993
                                         ----                ----

Non-interest revenue                      .31                 .77
                                        -----               -----

Non-interest expense
      Foreclosed asset                    .24                 .60
      FDIC insurance                      .24                 .16
      Other                              1.59                1.62
                                        -----               -----
Total non-interest expense               2.07                2.38
                                        -----               -----

Net non-interest margin                 (1.76)              (1.61)
                                        =====               =====



     PROVISION FOR INCOME TAXES. The provision for income taxes during the current period totaled $1,977,000, reflecting a 40.2% effective income tax rate compared to $2,068,000 or an effective income tax rate of 43.2% for the comparable 1993 period.

FINANCIAL CONDITION

     The Company's assets totaled $1.23 billion at June 30, 1994 compared to $1.19 billion at December 31, 1993. The assets of the Company are primarily invested in loans to residents and, to a lesser extent, the businesses located in the Bank's market area. At June 30, 1994, approximately $831.9 million, representing 67.5% of the Company's assets, were comprised of loans, compared to $786.3 million or 65.8% of total assets at December 31, 1993. The predominant thrust of the Bank's lending business is to provide financing for residential real estate. Essentially as a result of the relatively low level of interest rates available for residential mortgage loans during the fourth quarter of 1993, which fostered a rise in the level of loan applications, the Bank's loan portfolio increased $45.6 million or 5.8% during the first six months of the year. As in 1993, a substantial portion of the residential real estate loans made by the Bank during the current year were for the refinance of previously outstanding loans. Nonetheless, the Bank achieved a net growth in outstanding loans. Curtailing the growth in the loan portfolio during the first half of the year was the sale of approximately $10.0 million in mortgage loans and the reclassification of $2.3 million of loans to in-substance foreclosed assets.

     The Bank has positioned itself in the market area that it serves primarily as a provider of consumer financing and, to a lesser extent, as a provider of commercial and business loans. At June 30, 1994, $674.8 million or 81.1% of the Bank's loans were for the financing of one-to-four family residences and $92.9 million or 11.2% of the Bank's loans were allocated to consumer loans, primarily home equity lines of credit. In the aggregate, at June 30, 1994, these two segments of the Bank's loan portfolio represented 92.3% of the Bank's total loans.

     During the year, the level of non-performing assets, which include loans past due 90 days or more, non-accrual loans, and foreclosed and in-substance foreclosed assets (see Note 1 to Consolidated Financial Statements) continued to trend down. At June 30, 1994, non-performing assets totaled $25.3 million, representing 2.1% of total assets compared to $28.2 million or 2.4% of total assets at year end 1993. At June 30, 1994, foreclosed and in-substance foreclosed assets totaled $14.2 million, representing 1.2% of total assets, compared to $16.1 million or 1.4% of total assets at year end 1993.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure, and the allowance for loan losses at the dates indicated:



                                          June 30, 1994                              December 31, 1993
                           ------------------------------------------   -------------------------------------------
                                                       (Dollar amounts in thousands)
                                                      Allowance for                               Allowance for
                              Loans Past Due           Loan Losses         Loans Past Due          Loan Losses
                           ---------------------  --------------------- --------------------  ---------------------
                                     % of Loans              % of Loans          % of Loans              % of Loans
Loan Type                  Balance   Outstanding  Balance(1)  Past due  Balance  Outstanding  Balance(1)  Past due
- - ---------                  -------   -----------  ----------  --------  -------  -----------  ----------  --------

Real Estate
  1-4 Family              $ 5,741        0.9%                           $ 5,665       0.9%
  Commercial                  181        0.7                                681       2.5
  Construction                ---         --                                ---        --
  Multi-family              2,828       39.2                              2,628      30.8
                          -------                                       -------
Total                       8,750        1.2       $ 4,032      46.1%     8,974       1.4       $ 4,605      51.3%
                          -------                                       -------

Consumer
  HELOC                       758        1.1                                945       1.4
  All other                   536        2.2                                750       2.8
Total                       1,294        1.4         1,378     106.5      1,695       1.8         1,193      70.3
                          -------                                       -------

Commercial
  Real estate
   development                472       13.0                                623      16.3
  All other                   512        1.9                                776       2.9
Total                         984        3.3         1,059     107.6      1,399       4.6         1,181      84.4
                          -------                  -------              -------                 -------

Total Loans               $11,028        1.3       $ 6,469      58.7    $12,068       1.5       $ 6,979      57.8
                          =======                  =======              =======                 =======

(1) The Bank reallocated $6 million of the allowance allocated to the loans acquired in the Burritt transaction to a purchased loan discount.


     The Company's loan portfolio is segregated into three broad categories of loans: real estate, consumer and commercial. The Company's investment in real estate loans totaled $709.1 million, representing 57.6% of total assets at June 30, 1994 compared to $660.6 million or 55.3% of total assets at year end 1993. The Bank experienced a significant rise in the level of mortgage loan applications during the fourth quarter of 1993, predominantly for the refinance of residential property. As previously noted and reflected in the growth in the Bank's loan portfolio, the majority of the refinance activity were loans previously outstanding with other lenders. Mortgage loans closed during the first six months of 1994 totaled $133.6 million.

     The Bank continued to supplement local loan originations through the purchase of single family adjustable rate mortgage loans. The Bank purchased $2.0 million of these loans during the first six months of 1994 compared to $4.4 million during comparable 1993 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk. (See "Asset/Liability Management".)

     The Bank's investment in real estate mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $674.8 million or 81.1% of the Bank's total loan portfolio at June 30, 1994 compared to $621.6 million, representing 79.1% of the total loan portfolio, at year end 1993. The level of loans past due 90 days or more totaled $5.7 million or .9% of this portfolio at June 30, 1994 compared to $5.7 million or .9% of the portfolio at year end 1993.

     Multi-family housing loans totaled $7.2 million or .9% of the total loan portfolio at June 30, 1994 compared to $8.5 million or 1.1% of the total loan portfolio at year end 1993. At June 30, 1994, loans past due 90 days or more totaled $2.8 million or 39.2% of this portfolio compared to $2.6 million or 30.8% at year end 1993. Loans to finance commercial real estate totaled $25.3 million or 3.0% of the total loan portfolio at June 30, 1994, of which $.2 million or .7% were past due 90 days or more. At year end 1993, this portfolio totaled $27.7 million, representing 3.5% of total loans, of which $.7 million or 2.5% were past due 90 days or more.

     The fourth group of loans included in the Bank's real estate mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $1.8 million or .2% of total loans at June 30, 1994 compared to $2.8 million or .4% of total loans at year end 1993. At June 30, 1994 and year end 1993, there were no loans in this loan category past due 90 days or more. Unadvanced construction commitments approximated $1.4 million at June 30, 1994 and $533,000 at year end 1993.

     The Company's investment in consumer loans totaled $92.9 million, representing 11.2% of total loans at June 30, 1994, compared to $95.5 million or 12.1% of total loans at year end 1993. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real
property, has become the Bank's second largest investment in loans.   Home
equity lines of credit totaled $127.3 million, with $68.2 million in use at June 30, 1994 compared to $124.8 million, with $68.4 million in use at year end 1993. At June 30, 1994, consumer loans past due 90 days or more totaled $1.3 million or 1.4% of this portfolio. Home equity lines of credit included in this amount totaled $758,000, representing 1.1% of HELOCs outstanding. In comparison, at year end 1993, consumer loans past due 90 days or more totaled $1.7 million or 1.8% of the consumer loan portfolio, including $945,000, representing 1.4% of the home equity lines of credit.

     The Company also provides credit to the businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $29.9 million at June 30, 1994, essentially unchanged from the $30.1 million invested at year end 1993. At June 30, 1994, $3.6 million or 12.0% of this portfolio was invested in loans for the development of real estate and $26.3 million or 88.0% was invested in loans for various business needs. Unadvanced real estate development commitments totaled $1.0 million at June 30, 1994, compared to $1.3 million at year end 1993. At June 30, 1994, loans past due 90 days or more totaled $1.0 million, representing 3.3% of the commercial loan portfolio compared to $1.4 million or 4.6% at year end 1993.

     NON-PERFORMING ASSETS. The following table summarizes the Bank's non-accrual loans, accruing loans past due 90 days or more, and foreclosed and in-substance foreclosed assets.



                                  At June 30,                                        At December 31,
                            -----------------------       --------------------------------------------------------------------

                              1994           1993           1993           1992           1991           1990           1989
                            --------       --------       --------       --------       --------       --------       --------
                                                                  (Amounts in thousands)

Non-accrual loans:
  Mortgage.............     $ 7,284        $ 4,086        $ 6,657        $ 9,756        $ 7,029        $ 6,524        $ 4,618
  Consumer.............       1,250          1,363          1,446          1,197          1,000          1,741          1,008
  Commercial...........         984            317          1,399            293          3,412          3,437          1,970
                            -------        -------        -------        -------        -------        -------        -------
Total..................       9,518          5,766          9,502         11,246         11,441         11,702          7,596
                            -------        -------        -------        -------        -------        -------        -------

Accruing loans past due
    90 days or more:
  Mortgage.............       1,466          4,123          2,317          3,006          4,096          4,730          4,056
  Consumer.............          44            127            249              1            151            230            106
  Commercial...........         ---            ---            ---            ---            ---            ---          2,000
                            -------        -------        -------        -------        -------        -------        -------
Total..................       1,510          4,250          2,566          3,007          4,247          4,960          6,162
                            -------        -------        -------        -------        -------        -------        -------

Foreclosed assets......       9,195          9,666          9,379         10,456          7,305          5,893          3,051
In-substance foreclosed
  assets...............       6,140         12,742          7,804         13,124         17,267         11,736            ---
                            -------        -------        -------        -------        -------        -------        -------
Total..................      15,335         22,408         17,183         23,580         24,572         17,629          3,051
Valuation allowance....       1,089            942          1,040            438            412            ---            ---
                            -------        -------        -------        -------        -------        -------        -------
Total, net.............      14,246         21,466         16,143         23,142         24,160         17,629          3,051
                            -------        -------        -------        -------        -------        -------        -------
Total non-performing
  assets...............     $25,274        $31,482        $28,211        $37,395        $39,848        $34,291        $16,809
                            =======        =======        =======           ====           ====        =======        =======
Restructured loans          $ 3,158        $ 6,239        $ 2,273        $ 8,262        $ 6,985           ----           ----
                            =======        =======        =======           ====           ====        =======        =======



     As detailed in the table above, the level of non-accrual loans and accruing loans past due 90 days or more declined modestly from $12.1 million at year end 1993 to $11.0 million at June 30, 1994. At June 30, 1994, the Bank had $9.2 million in foreclosed assets, consisting of 47 properties, compared to $9.4 million, consisting of 44 properties at year end 1993. During the first half of the year, the Bank reclassified $2.3 million in loans to in-substance foreclosed assets. At June 30, 1994, the Bank had $6.1 million, consisting of 40 properties, classified as in-substance foreclosed assets compared to $7.8 million, consisting of 50 properties, at year end 1993. In the aggregate, the Bank is carrying 87 properties, totaling $14.2 million, net of a $1.1 million valuation allowance, in foreclosed and in-substance foreclosed assets. This compares to 94 properties, totaling $16.1 million, net of a $1.0 million valuation allowance, at year end 1993.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed and in-substance foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets. Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank established an allowance for foreclosed assets in 1991. This allowance is funded through a provision for foreclosed assets which is charged to and included in foreclosed asset expense. In the six month period ended June 30, 1994, the Bank provided $1.1 million to this allowance compared to $3.2 million in the comparable 1993 period. During the current period, the Bank charged $1.1 million in specific write-downs against this allowance compared to $2.7 million during the year earlier period. At June 30, 1994, the allowance for foreclosed assets totaled $1.1 million compared to $1.0 million at year end 1993.

     The reduction of non-performing assets has been one of the primary objectives of the Bank and, as noted, total non-performing assets declined modestly during the period. A principal focus in 1994 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area will be moderate. The amount of loans past due 60 days has declined to $3.7 million at June 30, 1994, representing .4% of the total loan portfolio compared to $8.0 million or 1.0% of the total loan portfolio at year end 1993.


     The following table summarizes the Bank's accruing loans past due 60 days:



                                  At June 30,                                        At December 31,
                            -----------------------       --------------------------------------------------------------------

                              1994           1993           1993           1992           1991           1990           1989
                            --------       --------       --------       --------       --------       --------       --------
                                                                  (Amounts in thousands)

Loans past due 60 days:
  Mortgage.............     $ 3,110        $ 4,069        $ 7,369        $ 8,829        $ 9,072        $ 5,062        $ 4,534
  Consumer.............         529            984            651            815            525            753            561
  Commercial...........         109            909            ---             95            353            870            295
                            -------        -------        -------        -------        -------        -------        -------
Total..................     $ 3,748        $ 5,962        $ 8,020        $ 9,739        $ 9,950        $ 6,685        $ 5,390
                            =======        =======        =======        =======        =======        =======        =======


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

     To the extent that the Bank ultimately takes title to troubled assets, the Board of Directors and management of the Bank have established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce market time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 28 properties for an aggregate consideration of $2.4 million in the first half of 1994. During the comparable 1993 period, the Bank sold and closed on 33 properties for an aggregate consideration of $2.9 million.

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for loan losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to earnings. This provision is determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for loan losses. Based on these factors, the Company provided $1.0 million to the allowance for loan losses during the first six months of 1994 compared to $725,000 during the comparable 1993 period. During the current six month period the Bank wrote off $1.5 million (net of recoveries).

      As part of the Burritt transaction, the Bank purchased approximately $169.3 million of loans at a $10.4 million discount, which was initially added to the Bank's allowance for loan losses. This discount was based upon management's assessment of the potential credit risk inherent in the portfolios acquired. During 1993, the Bank completed the valuation analysis of the loans acquired in the Burritt transaction. As a result of this analysis, the Bank allocated $6.0 million of the Burritt allowance for loan losses as a purchased loan discount. This amount is being accreted to interest revenue over the remaining terms of the acquired loans. At June 30, 1994, the allowance for loan losses totaled $6.5 million, which includes $1.9 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for loan losses totaled $7.0 million at year end 1993, which included $2.3 million allocated to the loans acquired in the Burritt transaction. The allowance for loan losses represented 58.7% of non-performing loans at June 30, 1994, compared to 57.8% at year end 1993.

     In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This situation may be due to, among other things, a decline in sales, increases in inventories, and vacancies. These conditions may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the local economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At June 30, 1994, in addition to non-performing assets, the Bank had six loan relationships, all of which are secured, totaling $7.9 million, which are being monitored. Included in this amount are five loans totaling $3.2 million, the terms of which have been modified and two loans totaling $2.6 million, which are non-performing.

     During the past several years, the performance of the Company has been adversely impacted through the loss of interest revenue and increases in the provisions for loan losses. To moderate this effect upon the Company's performance, the Bank, prior to the Burritt transaction, had been following a strategy of increasing the level of interest-earning assets. (See "Asset/Liability Management"). In addition to assertive marketing programs directed toward the origination of loans and deposits, the Bank has also borrowed funds from the FHLB of Boston and allocated these resources to the investment portfolio. The investments made by the Bank were, for the most part, in mortgage-backed securities issued by agencies of the U.S. Government. Additionally, in settlement of the difference between the amount of deposits and liabilities assumed and the assets purchased in the Burritt transaction, the FDIC advanced approximately $240 million to the Bank. These funds have been primarily allocated among various mortgage-backed security investment alternatives and other investment grade securities. As a result of these purchases, the investment portfolio totaled $322.6 million, representing 27.0% of total assets at year end 1993 and $341.1 million or 27.7% of total assets at June 30, 1994. In addition to mortgage-backed securities, the Company's investment portfolio is comprised of investment grade corporate bonds, marketable equity securities and money market preferred stock.

     The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires, in part, that certain investment securities that are classified as available for sale be recorded at market value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As a result, at June 30, 1994, the Bank recorded an unrealized loss, net of tax, of $1.3 million which is included as a reduction in Stockholders' equity. (See "Consolidated Financial Statements").

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

     During the first half of 1994, deposits increased by $14.6 million or 1.5%, after interest credited of $16.9 million, from $1.006 billion, funding 84.3% of total assets at year end 1993, to $1.02 billion, funding 82.9% of total assets at June 30, 1994.

     Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLB of Boston as an alternative source of funds. At June 30, 1994, FHLB of Boston advances totaled $127.1 million, funding 10.3% of total assets, compared to $105.0 million, funding 8.8% of total assets at year end 1993. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLB of Boston have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLB of Boston to fund the purchase of various mortgage-backed securities.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $121.0 million in investable funds during the first quarter of the year. In keeping with the Bank's asset and liability management objectives, the Bank sold $10.0 million in fixed rate mortgage loans during the first half of 1994. The Bank has retained servicing on all loans that have been sold and, at June 30, 1994, was servicing $134.7 million of mortgage loans for others.

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction, Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible. Through June 30, 1994, this amount was reduced to $3.9 million through amortization expense. This amount, in addition to approximately $156,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 10.7% and a ratio of tier 1 capital to risk-weighted assets of 9.7% at June 30, 1994.

     The Board has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The Board indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At June 30, 1994, the Company had a ratio of tier 1 capital to total assets of 5.3%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At June 30, 1994, Derby Savings' ratio of total capital to risk-weighted assets was 10.6% and its ratio of tier 1 capital to risk-weighted assets was 9.6%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at June 30, 1994 was 5.3%.

     Derby entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in April 1992, which required Derby to maintain a minimum tier 1 capital to total asset ratio of 5.5%. In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum to require that Derby have tier 1 capital to total assets ratio in excess of 5% by December 31, 1993, which the Bank has exceeded, and at or above 5.75% by December 31, 1994. Derby expects to achieve the December 31, 1994 capital target through maintaining asset size at year end 1993 levels and earnings retention.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a risk based capital ratio of 10% or greater, a tier one or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio to adjusted total assets of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a risk-based capital ratio of 8% or greater, a tier 1 or core capital to risk weighted assets ratio of 4% or greater, and a leverage ratio to adjusted total assets of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a risk based capital ratio that is less than 8%, a tier 1 or core capital to risk weighted assets ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination) and a leverage ratio to adjusted total assets that is less that 3%; (iv)"significantly undercapitalized" if the institution has a risk-based capital ratio that is less than 6%, a tier one or core capital to risk weighted assets ratio that is less than 3%, and a leverage ratio to adjusted total assets ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. Based on its capital ratios as of June 30, 1994, the Bank believes it is "adequately capitalized" for purposes of this regulation.


     Regulatory capital ratios for the Company and the Bank at June 30, 1994 do not reflect any Financial Accounting Standards Board Statement No. 115 adjustment for unrealized gains or losses, net of tax, on investment securities classified as available-for-sale. At June 30, 1994, the Bank had a net unrealized loss of $1.3 million on investment securities classified as available-for-sale, which is included as a reduction to Stockholders' equity at that date in accordance with such Statement. The Federal Reserve Board and the FDIC have proposed, but not yet acted upon, revisions to their regulatory capital requirements that would include as a component of regulatory capital a FASB Statement No. 115 adjustment for unrealized gains or losses, net of tax, on securities classified as available-for-sale. Giving effect to such adjustment at June 30, 1994, the Company would have had a ratio of total capital to risk-weighted assets of 10.5%, a ratio of tier 1 capital to risk-weighted assets of 9.5% and a ratio of tier 1 capital to total assets of 5.2%. Corresponding ratios for the Bank would have been 10.4%, 9.5% and 5.2%, respectively.

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








JUNE 30, 1994                                          More Than  More Than  More Than   More Than  More Than
                                                      Six Months  One Year  Three Years Five Years  10 Years
                                          Six Months    To One    To Three    To Five     To Ten      To 20    More Than
                                            or Less      Year       Years      Years       Years      Years    20 Years     Total
                                          ----------   ---------  --------- ----------  ----------- --------- ---------- ----------
                                                                             (Dollar amounts in thousands)


Assets:
 Investments:
  Investment securities                    $144,620     $64,205    $83,068    $27,817    $16,447     $2,241      $229      $338,627
  Federal funds sold                          4,250         ---        ---        ---        ---        ---       ---         4,250
                                           --------     -------    -------    -------    -------    -------   -------    ----------

 Total investments                          148,870      64,205     83,068     27,817     16,447      2,241       229       342,877
                                           --------     -------    -------    -------    -------    -------   -------    ----------

Loans:
 Fixed-rate mortgages                         4,981       5,291     23,174     24,829     61,976     55,915    25,236       201,402
 Adjustable-rate mortgages                  222,833     232,738     38,850      4,839      1,379        ---       ---       500,439
 Consumer loans                              76,589       6,887      3,271      2,557      1,823        504       ---        91,631
 Commercial loans                            24,084          20      4,617        140         34         26       ---        28,921
                                           --------     -------    -------    -------    -------    -------   -------    ----------

 Total loans                                328,487     244,936    69,712      32,365     65,212     56,445    25,236       822,393
                                           --------     -------    -------    -------    -------    -------   -------    ----------

Total interest-sensitive assets            $477,357    $309,141   $152,780    $60,182    $81,659    $58,686   $25,465    $1,165,270
                                           ========    ========   ========    =======    =======    =======   =======    ==========

Liabilities:
 Regular & club savings                    $227,276    $    ---   $    ---    $   ---    $   ---    $   ---   $   ---      $227,276
 Certificates of deposit                    232,359     115,232    102,747     62,633        ---        ---       ---       512,971
 Money market accounts                      203,501         ---        ---        ---        ---        ---       ---       203,501
 NOW accounts                                48,133         ---        ---        ---        ---        ---       ---        48,133
 FHLB of Boston advances                     41,116      11,500     61,667      9,725      3,120        ---       ---       127,128
                                           --------     -------    -------    -------    -------    -------   -------    ----------

Total interest-sensitive liabilities       $752,385    $126,732   $164,414    $72,358     $3,120    $   ---   $   ---    $1,119,009
                                           ========    ========   ========    =======    =======    =======   =======    ==========

GAP (repricing difference)                ($275,028)   $182,409   ($11,634)  ($12,176)   $78,539    $58,686   $25,485
Cumulative GAP                            ($275,028)   ($92,619) ($104,253) ($116,429)  ($37,890)   $20,796   $46,261
Cumulative GAP/total assets                   -22.3%       -7.5%      -8.5%      -9.5%      -3.1%       1.7%      3.8%

Ratio of interest-sensitive assets
 to interest-sensitive liabilities             63.4%      243.9%      92.9%      83.2%    2617.3%                             104.1%

Cumulative ratio of interest-sensitive
 assets to interest-sensitive liabilities                  89.5%      90.0%      89.6%      96.6%     101.9%    104.1%


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company held its 1994 annual meeting of stockholders ("Annual Meeting") on April 27, 1994. At the Annual Meeting, three directors were elected for three-year terms, and the Company's stockholders approved the 1994 Stock Option Plan and ratified the appointment by the Board of Directors of the firm of Friedberg, Smith & Co., P.C. as independent public accountants of the Company for the year ending December 31, 1994.

          (b) The names of the three directors elected at the Annual Meeting to new three-year terms are as follows: Michael F. Daddona Jr., Christopher H.B. Mills and John P. Sponheimer. In addition to these persons, the terms of office of the following directors continue after the Annual Meeting:
     Achille A. Apicella, Walter R. Archer Jr., John J. Brennan, John F. Costigan, Harry P. DiAdamo Jr., Angelo E. Dirienzo, Laura J. Donahue and John M. Rak.

          (c)  The following votes were cast in the election of directors:
                                                            WITHHOLD
                NOMINEES                       FOR          AUTHORITY
                --------                       ---          ---------

                  Michael F. Daddona Jr.    2,204,148          9,836
                  Christopher H.B. Mills    2,204,959          9,025
                  John P. Sponheimer        2,204,590          9,394


               There were 1,205,900 votes cast FOR the approval of the 1994 Stock Option Plan, 160,379 votes were cast AGAINST such approval and 22,705 were abstentions.

               There were 2,193,136 votes cast FOR ratification of the appointment of Friedberg, Smith & Co., P.C., as independent public accountants for the Company for the year ending December 31, 1994, 6,274 votes were cast AGAINST such ratification and 13,825 were abstentions.

               There were no broker non-votes in either the election of directors or as to ratification of the appointment of the firm selected to act as the Company's independent accounts for 1994. There were 806,177 broker non-votes in the approval of the Company's 1994 Stock Option Plan.

          (d)  Not applicable.

ITEM 5  OTHER INFORMATION
Not Applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
Not Applicable

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      DS Bancor, Inc.
                                        ---------------------------------------
                                                        Registrant



Date:   August 10, 1994            By:          /S/ Harry P. DiAdamo, Jr.
      --------------------              ---------------------------------------
                                                    Harry P. DiAdamo, Jr.
                                                       President & CEO



Date:   August 10, 1994            By:          /S/ Alfred T. Santoro
      --------------------              ---------------------------------------
                                                    Alfred T. Santoro
                                            Vice President, Treasurer and CFO