Form 10-Q
period 1994-09-30
DS BANCOR INC
filed 1994-11-14
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended    September 30, 1994
                                            ------------------------

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                      to
                                  --------------------    --------------------
                         Commission file number 0-16193


                                 DS BANCOR, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                           06-1162884
                      --------                           ----------
          (State or other jurisdiction of             I .R.S. Employer
           Incorporation or organization)             Identification No.)

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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at November 10, 1994:  2,745,071 shares

                                    I N D E X

                                                                         Page(s)
                                                                         -------

Part 1 -- Consolidated Financial Statements
       A.  Consolidated Statements of Position                              1
       B.  Consolidated Statements of Earnings                              2
       C.  Consolidated Statements of Stockholders' Equity                  3
       D.  Consolidated Statements of Cash Flows                            4
       E.  Notes to Consolidated Financial Statements                  5 - 25
       F.  Selected Consolidated Financial and Other Data                  26
       G.  Management's Discussion and Analysis                       27 - 41

Part 2 -- Other Information                                                42

Signatures                                                                   43

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF POSITION
                          (Dollar amounts in thousands)


                                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                                       1994            1993
                                                                                                 -------------   ------------
                                                                                                          (unaudited)

ASSETS
  Cash and due from banks (Note 1)                                                                    $15,187         $12,618
  Federal funds sold (Note 1)                                                                           4,125          30,500
  Investment securities (Notes 1, 2 & 3)
     Trading account securities, at market                                                                865              --
     Available-for-sale, at market                                                                    227,157         256,346
     Held-to-maturity (market value:  $101,841 at September 30, 1994
        and $66,846 at December 31, 1993)                                                             108,260          66,253
  Federal Home Loan Bank of Boston stock, at cost (Note 3)                                              8,899           8,022
                                                                                                   ----------      ----------

  Loans (Notes 1, 3, 4 & 5)
     Mortgage                                                                                         717,551         660,605
     Consumer                                                                                          95,605          95,520
     Commerical                                                                                        23,251          30,141
                                                                                                   ----------      ----------
                                                                                                      836,407         786,266
     Less:  Allowance for loan losses                                                                  (6,515)         (6,979)
                                                                                                   ----------      ----------

  Loans, net                                                                                          829,892         779,287
                                                                                                   ----------      ----------

  Income receivable (Note 1)                                                                            6,865           6,541
  Bank premises and equipment, net (Notes 1 & 6)                                                        7,012           7,062
  Prepaid and deferred income taxes (Notes 1 & 9)                                                       5,484           2,501
  Foreclosed & in-substance foreclosed assets (Notes 1 & 7)                                            11,686          16,143
  Other assets                                                                                          7,498           8,848
                                                                                                   ----------      ----------

TOTAL ASSETS                                                                                       $1,232,930      $1,194,121
                                                                                                   ----------      ----------
                                                                                                   ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 8)
     Non-interest bearing                                                                             $28,406         $28,185
     Interest bearing                                                                                 986,626         978,036
                                                                                                   ----------      ----------

                                                                                                    1,015,032       1,006,221
  Mortgagors' escrow                                                                                    6,173          10,476
  Advances from Federal Home Loan Bank of Boston (Notes 3 & 8)                                        138,867         104,991
  Repurchase agreements & other borrowings (Notes 3, 8 & 13)                                               --           1,450
  Other liabilities (Note 10)                                                                           4,424           4,543
                                                                                                   ----------      ----------

     Total Liabilities                                                                              1,164,496       1,127,681
                                                                                                   ----------      ----------

Commitments and contingent Liabilities (Notes 5 & 6)

STOCKHOLDERS' EQUITY (NOTES 12, 13 & 15)
  Preferred stock, no par value; authorized 2,000,000 shares; none issued                                  --              --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued--September 30, 1994--3,084,571 shares, December 31, 1993--
    2,991,116 shares; outstanding--September 30, 1994--2,745,071 shares,
    December 31, 1993--2,651,616 shares                                                                 3,085           2,991
  Additional paid-in capital                                                                           37,780          36,007
  Retained earnings                                                                                    35,014          30,652
    Net unrealized gains (losses) on available-for-sale portfolio                                      (2,932)          1,303
  Less:  Treasury stock, at cost (339,500 shares)                                                      (4,513)         (4,513)
                                                                                                   ----------      ----------

     Total Stockholders' Equity                                                                        68,434          66,440
                                                                                                   ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $1,232,930      $1,194,121
                                                                                                   ----------      ----------
                                                                                                   ----------      ----------



 See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)

                                                                                         QUARTER ENDED        NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        1994       1993        1994       1993
                                                                                       -------    -------     -------    -------
                                                                                          (unaudited)            (unaudited)
INTEREST REVENUE (NOTE 1)
  Interest and fees on loans                                                           $14,426    $12,936     $41,770    $40,257
  Taxable interest on investments                                                        5,126      4,972      14,356     15,304
  Dividends on investments                                                                 242        229         742        691
                                                                                       -------    -------     -------    -------

     Total interest revenue                                                             19,794     18,137      56,868     56,252
                                                                                       -------    -------     -------    -------

INTEREST EXPENSE (NOTE 8)
  Deposits                                                                               9,218      9,146      26,259     29,004
  Borrowed funds                                                                         1,793      1,609       5,194      4,775
  Less:  Penalties on premature time deposit withdrawals                                   (26)       (19)        (62)       (58)
                                                                                       -------    -------     -------    -------

     Net interest expense                                                               10,985     10,736      31,391     33,721
                                                                                       -------    -------     -------    -------

NET INTEREST REVENUE                                                                     8,809      7,401      25,477     22,531
Provision for loan losses (Notes 1 & 4)                                                    625      1,325       1,625      2,050
                                                                                       -------    -------     -------    -------

Net interest revenue after provision for loan losses                                     8,184      6,076      23,852     20,481
                                                                                       -------    -------     -------    -------

OTHER REVENUE
  Service charges and other revenue                                                        647      1,615       1,816      5,585
  Net securities and other gains                                                            36        247         740        826
                                                                                       -------    -------     -------    -------

     Total other revenue                                                                   683      1,862       2,556      6,411
                                                                                       -------    -------     -------    -------

OTHER EXPENSES
  Salaries and wages                                                                     1,945      2,083       5,917      5,879
  Employee benefits (Note 10)                                                              587        495       1,739      1,419
  Occupancy (Note 6)                                                                       540        532       1,665      1,554
  Furniture and equipment (Note 6)                                                         282        193         755        551
  Foreclosed asset expense (Note 7)                                                        664        894       2,119      4,448
  Other                                                                                  2,462      2,539       6,908      7,059
                                                                                       -------    -------     -------    -------

     Total other expenses                                                                6,480      6,736      19,103     20,910
                                                                                       -------    -------     -------    -------

Income before income taxes and cumulative
  effect of a change in accounting principle                                             2,387      1,202       7,305      5,982
Provision for income taxes (Note 9)                                                        966        323       2,943      2,391
                                                                                       -------    -------     -------    -------

Income before cumulative effect of a change in accounting principle                      1,421        879       4,362      3,591
Cumulative effect of a change in method of accounting for income taxes                      --         --          --      1,548
                                                                                       -------    -------     -------    -------

NET INCOME                                                                              $1,421       $879      $4,362     $5,139
                                                                                       -------    -------     -------    -------
                                                                                       -------    -------     -------    -------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 11)
  Primary                                                                             2,812,315  2,651,616  2,786,216  2,651,509
  Fully diluted                                                                       2,813,557  2,651,616  2,789,151  2,651,509

EARNINGS PER SHARE--PRIMARY (NOTE 11)
  Income before cumulative effect of a change in accounting principle                    $0.51      $0.33       $1.57      $1.35
  Cumulative effect of a change in method of accounting for income taxes                    --         --          --      $0.58
  Net income                                                                             $0.51      $0.33       $1.57      $1.94

EARNINGS PER SHARE--FULLY DILUTED (NOTE 11)
  Income before cumulative effect of a change in accounting principle                    $0.50      $0.33       $1.56      $1.35
  Cumulative effect of a change in method of accounting for income taxes                    --         --          --      $0.58
  Net income                                                                             $0.50      $0.33       $1.56      $1.94



See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (unaudited)

                                                             Retained Earnings
                                                             -----------------
                                                                           Net
                                                  Additional            Unrealized               Total
                                         Common    Paid-in    Retained    Gains     Treasury  Stockholder
                                         Stock     Capital    Earnings   (Losses)    Stock      Equity
                                         -----    ----------  --------  ----------  --------  -----------
                                                              (Note 1)   (Note 2)   (Note 13)

Balance--December 31, 1992               $2,865    $33,971    $26,340       ($78)   ($4,513)   $58,585

Net income                                                      5,139                            5,139
Stock dividend declared on common
   stock (5%--February 26, 1992)            126      2,029     (2,155)                               0
Shares issued for fractional interest                    7                                           7
Cash in lieu of fractional shares                                  (7)                              (7)
Adjustment of unrealized losses                                               78                    78
                                         ------    -------    -------     ------    -------    -------

Balance--September 30, 1993              $2,991    $36,007    $29,317         $0    ($4,513)   $63,802
                                         ------    -------    -------     ------    -------    -------
                                         ------    -------    -------     ------    -------    -------




Balance--December 31, 1993               $2,991    $36,007    $30,652     $1,303    ($4,513)   $66,440

Net income                                                      4,362                            4,362
Stock options exercised
  (93,455 shares) (Note 12)                  94      1,773                                       1,867
Adjustment for net unrealized
    gains (losses)                                                        (4,235)               (4,235)
                                         ------    -------    -------     ------    -------    -------

BALANCE--SEPTEMBER 30, 1994              $3,085    $37,780    $35,014    ($2,932)   ($4,513)   $68,434
                                         ------    -------    -------     ------    -------    -------
                                         ------    -------    -------     ------    -------    -------



See notes to consolidated financial statements.

                                 DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                 For The Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                              1994         1993
                                                                             ------       ------
                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $4,362       $5,139
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Provision for loan losses                                                 1,625        2,050
    Provision for foreclosed assets                                           1,585        3,925
    Depreciation and amortization                                               589          448
    Amortization of intangible assets                                           727          803
    Net amortization of premiums on securities                                1,007        1,362
    Deferral (amortization) of loan fees, net                                  (937)         418
    Decrease in prepaid income taxes                                            269          283
    Net securities and other gains                                             (793)        (836)
    Increase in interest receivable                                            (324)      (2,648)
    Cumulative effect of change in accounting principle                         ---       (1,548)
    Benefit for deferred income taxes                                          (237)        (945)
    Net decrease in other assets                                              1,780       17,340
    Decrease in other liabilities                                              (119)      (2,020)
                                                                           --------     --------

      Net cash provided by operating activities                               9,534       23,771
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured securities                                           67,342      112,093
  Proceeds from sale of securities                                           40,210        5,713
  Purchase of investment securities                                        (129,949)    (247,124)
  Purchase of FHLB of Boston stock                                             (877)      (1,405)
  Proceeds from loans sold to others                                         12,124       26,333
  Purchases of loans from others                                            (11,958)      (8,796)
  Net increase in loans to customers                                        (53,386)     (51,292)
  Premises and equipment additions                                             (539)      (1,839)
  Proceeds from sale of foreclosed assets                                     5,021        5,207
  Net increase (decrease) in property taken by foreclosure                     (129)         121
                                                                           --------     --------

      Net cash used in investing activities                                 (72,141)    (160,989)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits from customers                                     8,811       16,757
  Net increase (decrease) in mortgagors' escrow                              (4,303)      (2,474)
  Net decrease in repurchase agreements & other borrowings                   (1,450)        (342)
  Net increase (decrease) in short term FHLB of Boston advances              14,426          771
  Proceeds from long term FHLB of Boston advances                            50,000       12,000
  Repayment of long term FHLB of Boston advances                            (30,550)     (14,125)
  Proceeds from issuance of common stock                                      1,867            7
  Dividends paid to stockholders                                                ---           (7)
                                                                           --------     --------

      Net cash provided by financing activities                              38,801       12,587
                                                                           --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (23,806)    (124,631)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             43,118      143,960
                                                                           --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $19,312      $19,329
                                                                           --------     --------
                                                                           --------     --------



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

INVESTMENT SECURITIES, effective December 31 ,1993, at the time of acquisition, are classified into one of three categories: held-to-maturity, available-for-sale or trading. The classification is based upon management's intended holding period and, in the case of the held-to-maturity classification, the ability to hold the securities to maturity. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Trading securities are carried at fair value with unrealized gains and losses included in earnings. Prior to December 31, 1993, investment securities were stated at cost, adjusted for amortization of bond premiums and accretion of bond discounts using the interest method. Marketable equity securities were stated at the lower of aggregate cost or market value. The specific cost method is used to determine gains or losses on the sales of securities.

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

A summary of the Bank's investment securities is as follows:


                                               Available-For-Sale
                                   ------------------------------------------
                                               September 30, 1994
                                   ------------------------------------------
                                             (Amounts in thousands)

                                                 Gross       Gross
                                   Amortized  unrealized  unrealized  Market
                                     Cost        gains      losses     value
                                   --------   ----------  ----------  ------

Mortgage-backed securities          $180,734    $     62   $  3,873   $176,923
Other bonds and notes                 49,927           4      1,200     48,731
                                    --------    --------   --------   --------
  Total bonds                        230,661          66      5,073    225,654
Marketable equities                    1,515          51         63      1,503
                                    --------    --------   --------   --------
Total investment securities         $232,176    $    117   $  5,136   $227,157
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------



                                              Held-to-Maturity
                                   ---------------------------------------------
                                             September 30, 1994
                                   ---------------------------------------------
                                             (Amounts in thousands)

                                                 Gross      Gross
                                   Amortized  unrealized unrealized     Market
                                      Cost      gains      losses       value
                                   ---------  ---------- ----------   --------

U.S. Government and agency bonds    $  2,000   $    ---    $     44   $  1,956
Mortgage-backed securities           106,260           7      6,382     99,885
                                    --------    --------   --------   --------
Total investment securities         $108,260    $      7   $  6,426   $101,841
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------


                                              Trading Account
                              --------------------------------------------------
                                             September 30, 1994
                              --------------------------------------------------
                                             (Amounts in thousands)

                                                 Gross      Gross
                                   Amortized  unrealized unrealized     Market
                                      Cost      gains      losses       value
                                   ---------  ---------- ----------   --------

Marketable equities                 $    918           7         60        865
                                    --------    --------   --------   --------
Total investment securities         $    918    $      7   $     60   $    865
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------



                                             Available-For-Sale
                              ------------------------------------------------
                                              December 31, 1993
                              -------------------------------------------------
                                             (Amounts in thousands)

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



                                              Held-to-Maturity
                              --------------------------------------------------
                                              December 31, 1993
                              --------------------------------------------------
                                             (Amounts in thousands)

                                                 Gross      Gross
                                   Amortized  unrealized unrealized    Market
                                      Cost      gains      losses       value
                                   ---------  ---------- ----------   ---------

U.S. Government and agency bonds    $  2,000   $     21    $    ---   $  2,021
Mortgage-backed securities            55,253         661         89     55,825
                                    --------    --------   --------   --------
  Total bonds                         57,253         682         89     57,846
Money market preferred stock          9,000          ---        ---      9,000
                                    --------    --------   --------   --------
Total investment securities         $ 66,253    $    682   $     89   $ 66,846
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------


Prior to December 31, 1993, the aggregate carrying value of the marketable equity securities portfolio was adjusted to aggregate market, if lower than cost, by a valuation allowance which was adjusted through corresponding charges and credits to Retained earnings.

The amortized cost and market value of debt securities by contractual maturity is as follows:

                                                          September 30, 1994
                                              -----------------------------------------
                                                        (Amounts in thousands)

                                              Available-for-Sale      Held-to-Maturity
                                              -------------------   -------------------
                                              Amortized   Market    Amortized   Market
                                                 Cost     value       Cost       value
                                              ---------  --------   ---------   -------

Due in one year or less                        $  6,587  $  6,526    $    ---  $    ---
Due after one year through five years            22,340    21,710       2,000     1,956
Due after fives years through ten years          16,000    15,645         ---       ---
Due after ten years                               5,000     4,850         ---       ---
                                               --------  --------    --------  --------
                                                 49,927    48,731       2,000     1,956
Mortgage-backed securities                      180,734   176,923     106,260    99,885
                                               --------  --------    --------  --------
Total                                          $230,661  $225,654    $108,260  $101,841
                                               --------  --------    --------  --------
                                               --------  --------    --------  --------

                                                            Total Portfolio
                                                        ---------------------
                                                        (Amounts in thousands)

                                                        Amortized     Market
                                                           Cost        value
                                                        ---------    --------

Due in one year or less                                  $  6,587    $  6,526
Due after one year through five years                      24,340      23,666
Due after fives years through ten years                    16,000      15,645
Due after ten years                                         5,000       4,850
                                                         --------    --------
                                                           51,927      50,687
Mortgage-backed securities                                286,994     276,808
                                                         --------    --------
Total                                                    $338,921    $327,495
                                                         --------    --------
                                                         --------    --------


Proceeds from the sales of debt securities during the three and nine months ended September 30, 1994 were $0 and $37,756,000, respectively. Gross gains of $0 and $475,000, respectively, and gross losses of $0 and $4,000, respectively, were realized on those sales. Proceeds from the sales of debt securities during the three and nine months ended September 30, 1993 were $0 and $4,104,000, respectively. Gross gains of $0 and $54,000, respectively, were realized on those sales.


NOTE 3 - PLEDGED ASSETS

The aggregate book value and market value of investment securities pledged as collateral against public funds, treasury tax and loan deposits and repurchase agreements (Note 8) were approximately as follows:

                                      September 30, 1994    December 31, 1993
                                      ------------------    -----------------
                                               (Amounts in thousands)


Book value                                  $7,000                 $2,000
                                            ------                 ------
                                            ------                 ------
Market value                                $6,806                 $2,020
                                            ------                 ------
                                            ------                 ------

Stock of the Federal Home Loan Bank (the "FHLB") of Boston and mortgage loans and mortgage-backed securities with market values, as determined in accordance with FHLB of Boston's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit (Note 8) were pledged against outstanding advances from the FHLB of Boston at September 30, 1994 and December 31, 1993.

NOTE 4 - LOANS

Loans are summarized between fixed and adjustable rates as follows:

                                      September 30, 1994    December 31, 1993
                                      ------------------    -----------------
                                               (Amounts in thousands)

Mortgage
  Fixed rate                               $199,142              $200,406
  Adjustable rate                           524,806               467,273
                                           --------              --------
                                            723,948               667,679
                                           --------              --------
Consumer
  Fixed rate                                 11,967                12,101
  Adjustable rate                            82,838                82,795
                                           --------              --------
                                             94,805                94,896
                                           --------              --------
Commercial
  Fixed rate                                  4,998                 9,201
  Adjustable rate                            18,555                21,326
                                           --------              --------
                                             23,553                30,527
                                           --------              --------
Total loans                                 842,306               793,102
                                           --------              --------
Less: Allowance for loan losses               6,515                 6,979
  Deferred loan fees and discount             5,899                 6,836
                                           --------              --------
                                             12,414                13,815
                                           --------              --------
Loans, net                                 $829,892              $779,287
                                           --------              --------
                                           --------              --------


Included in loans outstanding at September 30, 1994 and December 31, 1993 were $8,363,000 and $9,502,000, respectively, in loans on non-accrual status. Included in these amounts were $6,610,000 in mortgage loans, $1,087,000 in consumer loans and $666,000 in commercial loans at September 30, 1994 and $6,657,000 in mortgage loans, $1,446,000 in consumer loans and $1,399,000 in commercial loans at December 31, 1993. At September 30, 1994 and December 31, 1993, non-accrual interest on these loans totaled approximately $615,100 and $810,400, respectively.

The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $132,700,000 and $149,900,000 at September 30, 1994 and December 31, 1993, respectively.

In connection with the Burritt transaction (Note 14), the Bank purchased two loan pools at discounts of $9.0 million and $1.3 million, which had been added to the Bank's allowance for mortgage and consumer loan losses, respectively, in 1992. During 1993, the Company completed the valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt acquired allowance for loan losses as a purchased loan discount. This amount will be accreted to interest revenue over the remaining terms of the acquired loans. At September 30, 1994, the allowance for loan losses, which totaled $6.5 million, included $1.8 million allocated to the loans acquired in the Burritt transaction.

Activity in the allowances for loan losses for the periods indicated were as follows:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1994      1993       1994       1993
                                    --------  --------   --------   --------
                                            (Amounts in thousands)

MORTGAGE LOANS
Balance at beginning of period       $ 4,032   $10,122    $ 4,605    $11,166
Provision for possible loan losses       625     1,125        975      1,800
Acquired allowance                       ---       ---        ---         42
Loan charge-offs                        (467)     (461)    (1,391)    (2,460)
Recoveries                                 2        78          3        316
                                     -------   -------    -------    -------
Balance at end of period             $ 4,192   $10,864    $ 4,192    $10,864
                                     -------   -------    -------    -------
                                     -------   -------    -------    -------
CONSUMER LOANS
Balance at beginning of period       $ 1,378   $ 1,351    $ 1,193    $ 1,987
Provision for possible loan losses       ---       ---        600         50
Acquired allowance                       ---       ---        ---         (5)
Loan charge-offs                        (121)      (89)      (555)      (781)
Recoveries                                25         6         44         17
                                     -------   -------    -------    -------
Balance at end of period             $ 1,282   $ 1,268    $ 1,282    $ 1,268
                                     -------   -------    -------    -------
                                     -------   -------    -------    -------
COMMERCIAL LOANS
Balance at beginning of period       $ 1,059   $   715    $ 1,181    $   784
Provision for possible loan losses       ---       200         50        200
Loan charge-offs                         (19)      ---       (195)       (72)
Recoveries                                 1         7          5         10
                                     -------   -------    -------    -------
Balance at end of period             $ 1,041   $   922    $ 1,041    $   922
                                     -------   -------    -------    -------
                                     -------   -------    -------    -------
TOTAL ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period       $ 6,469   $12,188    $ 6,979    $13,937
Provision for possible loan losses       625     1,325      1,625      2,050
Acquired allowance                       ---       ---        ---         37
Loan charge-offs                        (607)     (550)    (2,141)    (3,313)
Recoveries                                28        91         52        343
                                     -------   -------    -------    -------
Balance at end of period             $ 6,515   $13,054    $ 6,515    $13,054
                                     -------   -------    -------    -------
                                     -------   -------    -------    -------


NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

A. PURCHASE AND SALES COMMITMENTS.
In the normal course of business, there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate any material losses as a result of these transactions. There no outstanding commitments to purchase or sell securities at September 30, 1994.

B. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of the loan commitments and letters of credit summarized below:

                                                   September 30, 1994   December 31, 1993
                                                   ------------------   -----------------
                                                            (Amounts in thousands)

     Loan Commitments
        Commitments to extend credit                     $ 9,699            $ 43,832
        Unadvanced commercial lines of credit              8,268               6,115
        Unadvanced portion of construction loans           3,118               1,881
        Unused portion of Home Equity
          Lines of Credit                                 58,978              56,331
        Other consumer lines of credit                       473                 635
                                                         -------            --------
     Total                                               $80,536            $108,794
                                                         -------            --------
                                                         -------            --------

     Letters of credit                                   $ 1,052            $  1,643
                                                         -------            --------
                                                         -------            --------


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


NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:

                                                   September 30, 1994   December 31, 1993
                                                   ------------------   -----------------
                                                            (Amounts in thousands)

Buildings and land                                       $ 7,257             $ 7,188
Leasehold improvements                                       848                 887
Furniture and equipment                                    5,880               6,154
                                                         -------             -------
                                                          13,985              14,229
Accumulated depreciation and amortization                  6,973               7,167
                                                         -------             -------
Bank premises and equipment, net                         $ 7,012             $ 7,062
                                                         -------             -------
                                                         -------             -------


Depreciation and amortization included in Other expenses aggregated approximately $211,900 and $589,400 for the three and nine months ended September 30, 1994, respectively, and $161,800 and $448,400 for the three and nine months ended September 30, 1993, respectively.

LEASES.
Rent expense for banking premises of $209,500 and $670,100 is included in Occupancy expense for the three and nine months ended September 30, 1994, respectively, and $209,100 and $531,500 for the three and nine months ended September 30, 1993, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 1994 (amounts in thousands):

               1994                                        $  130
               1995                                           517
               1996                                           482
               1997                                           384
               1998                                           209
               Thereafter                                     237
                                                           ------
               Total future minimum lease payments         $1,959
                                                           ------
                                                           ------

These leases include options to renew for periods ranging from 3 to 22 years.

In connection with the Burritt transaction, the Bank acquired an option to lease ten branches, formerly leased by Burritt. The FDIC disaffirmed all of the leases, except for one which the Bank has assumed. Two of the offices were closed by the FDIC and not reopened by the Bank. Through September 30, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994. (Note 14)


NOTE 7 - FORECLOSED AND IN-SUBSTANCE FORECLOSED ASSETS

Foreclosed and in-substance foreclosed assets consisted of the following:

                                                   September 30, 1994   December 31, 1993
                                                   ------------------   -----------------
                                                            (Amounts in thousands)

Foreclosed assets                                        $ 7,239             $ 9,379
In-substance foreclosed assets                             5,180               7,804
                                                         -------             -------
Subtotal                                                  12,419              17,183
Valuation allowance                                         (733)             (1,040)
                                                         -------             -------
Net carrying amount                                      $11,686             $16,143
                                                         -------             -------
                                                         -------             -------

At September 30, 1994 and December 31, 1993, there were 40 and 44 properties, respectively, included in foreclosed assets and 35 and 50 properties, respectively, in in-substance foreclosed assets. During the nine months ended September 30, 1994, the Bank transferred loans aggregating $2.6 million to in-substance foreclosed assets.

Activity in the allowance for foreclosed assets is as follows:


                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994      1993      1994      1993
                                      -------   -------   -------   -------
                                             (Amounts in thousands)

     Balance at beginning of period    $1,089    $  942    $1,040    $  438
     Provision                            485       750     1,585     3,925
     Write-downs                         (841)     (508)   (1,892)   (3,179)
                                       ------    ------    ------    ------
     Balance at end of period          $  733    $1,184    $  733    $1,184
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------


Expenses related to foreclosed assets are summarized as follows:


                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994      1993      1994      1993
                                      -------   -------   -------   -------
                                             (Amounts in thousands)

     Provision                         $  485    $  750    $1,585    $3,925
     Gain on sale of real estate          (38)      (93)      (62)     (252)
     Other expenses, net                  217       237       596       775
                                       ------    ------    ------    ------
     Net foreclosed asset expense      $  664    $  894    $2,119    $4,448
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------

NOTE 8 - TERM LIABILITIES

Interest-bearing deposits were comprised of the following:


                                         September 30, 1994   December 31, 1993
                                         ------------------   -----------------
                                                 (Amounts in thousands)

NOW accounts                                   $ 46,761            $ 47,330
Money market deposit accounts                   205,687             205,261
Regular and club savings                        221,713             223,255
                                               --------            --------
Time savings
     30 - 360 days ($100,000 and over)            3,030               1,881
     90 and 91 days                              19,941              20,261
     6 - 8 months                                91,031             102,862
     9 - 17 months                              148,500             122,955
     18 - 35 months                              91,496             110,341
     36 months or more                          158,467             143,890
                                               --------            --------
Total time savings                              512,465             502,190
                                               --------            --------
Total interest bearing deposits                $986,626            $978,036
                                               --------            --------
                                               --------            --------


Time savings deposits of $100,000 or more approximated $32,326,000 at September 30, 1994 and $30,628,000 at December 31, 1993. There were no brokered deposits at September 30, 1994 or December 31, 1993.

Interest expense on deposits is summarized as follows:


                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           1994     1993        1994     1993
                                           ----     ----        ----     ----
                                                  (Amounts in thousands)

NOW                                     $   235   $   242    $   693   $   882
Money market deposits                     2,180     1,685      5,544     4,420
Regular and club savings                  1,139     1,299      3,390     4,789
Time savings                              5,635     5,878     16,512    18,749
Escrow                                       29        42        120       164
                                        -------   -------    -------   -------
Total interest expense on deposits      $ 9,218   $ 9,146    $26,259   $29,004
                                        -------   -------    -------   -------
                                        -------   -------    -------   -------


Terms of the advances from the FHLB of Boston were as follows:


                                          September 30, 1994              December 31, 1993
                                        ----------------------         ----------------------
                                                  (Dollar amounts in thousands)

                                               Weighted Average              Weighted Average
Maturity/Reprice Date                    Balance Interest Rate          Balance Interest Rate
- - ---------------------                   -------- -------------         -------- -------------

          1994                          $    688      ---%             $ 14,802       ---%
          1994                            55,167     5.17                39,178      5.13
          1995                            32,052     5.49                27,051      5.78
          1996                            27,050     4.95                10,050      7.08
          1997                            19,190     5.55                 9,190      6.35
          1998                             1,600     5.48                 1,600      5.48
          1999                             2,200     8.60                 2,200      8.60
          2000                               920     9.16                   920      9.16
                                        --------                       --------
Total advances from the FHLB of Boston  $138,867                       $104,991
                                        --------                       --------
                                        --------                       --------

The Bank has a cash management line of credit from the FHLB of Boston of $10,672,000. At September 30, 1994 and December 31, 1993, the Bank had book overdrafts of $688,000 and $14,802,000, respectively, which are included in advances from the FHLB of Boston.

At September 30, 1994 and December 31, 1993, the Bank had no retail "sweep" repurchase agreements.

During 1990, the Company established a $3.0 million line of credit (Note 13), of which $1.4 million were outstanding at December 31, 1993, and was subsequently paid off in June 1994.

Interest expense on borrowed funds is summarized as follows:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                  1994      1993           1994      1993
                                                  ----      ----           ----      ----
                                                          (Amounts in thousands)

FHLB of Boston advances                          $1,793    $1,580         $5,151    $4,681
Line of credit                                      ---        27             43        87
Repurchase agreements & other borrowings            ---         2            ---         7
                                                 ------    ------         ------    ------
Total expense on borrowed funds                  $1,793    $1,609         $5,194    $4,775
                                                 ------    ------         ------    ------
                                                 ------    ------         ------    ------



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

The allocation of federal and state income taxes between current and deferred portions is as follows:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                ------------------        -----------------
                                                  1994      1993           1994      1993
                                                  ----      ----           ----      ----
                                                          (Amounts in thousands)

Current income tax provision
    Federal                                      $  751    $  452         $2,331    $2,439
    State                                           271       160            849       897
                                                 ------    ------         ------    ------
Total current                                     1,022       612          3,180     3,336
                                                 ------    ------         ------    ------

Deferred income tax provision
    Federal                                         (41)     (209)          (172)     (684)
    State                                           (15)      (80)           (65)     (261)
                                                 ------    ------         ------    ------
Total deferred                                      (56)     (289)          (237)     (945)
                                                 ------    ------         ------    ------
Total provision for income taxes                 $  966    $  323         $2,943    $2,391
                                                 ------    ------         ------    ------
                                                 ------    ------         ------    ------


The Company's effective income tax rate differed from the Federal statutory tax rate as follows:


                                          Three Months Ended                       Nine Months Ended
                                             September 30,                           September 30,
                                  -----------------------------------     -----------------------------------
                                       1994                1993                1994                1993
                                  ---------------     ---------------     --------------      ---------------
                                                          (Dollar amounts in thousands)
                                  Amount        %     Amount        %     Amount        %     Amount        %
                                  ------      ----    ------      ----    ------      ----    ------      ----

Tax at statutory Federal rate     $  812      34.0%   $  409      34.0%   $2,483      34.0%   $2,035      34.0%
State tax*                           169       7.1        53       4.4      518        7.1      419        7.0
Dividend income exclusion            (15)     (0.6)      (18)     (1.5)      (61)     (0.8)      (64)     (1.0)
Non-deductible intangibles            --        --      (121)    (10.0)       --        --        --        --
 Other                                --        --        --        --        3        --          1        --
                                  ------      ----    ------      ----    ------      ----    ------      ----
Effective rate on operations      $  966      40.5%   $  323      26.9%   $2,943      40.3%   $2,391      40.0%
                                  ------      ----    ------      ----    ------      ----    ------      ----
                                  ------      ----    ------      ----    ------      ----    ------      ----

* Net of Federal tax benefit


The components of the net deferred tax asset are as follows:


                                     September 30, 1994    December 31, 1993
                                     ------------------    -----------------
                                                 (Amounts in thousands)

Deferred tax liability:
     Federal                                $  234              $  967
     State                                      89                 370
                                            ------              ------
                                               323               1,337
                                            ------              ------
Deferred tax asset:
     Federal                                 4,074               2,454
     State                                   1,556                 938
                                            ------              ------
                                             5,630               3,392
                                            ------              ------
Net deferred tax asset                      $5,307              $2,055
                                            ------              ------
                                            ------              ------


The tax effects of each item of income and expense that give rise to deferred taxes are:



                                     September 30, 1994    December 31, 1993
                                     ------------------    -----------------
                                                 (Amounts in thousands)

Allowances for losses                       $1,988              $2,132
Depreciation                                   (62)               (171)
Deferred loan fees                              19                  43
Deferred compensation                          210                 191
Loan expense                                   300                 249
Employee benefits                              490                 382
Intangible asset                               275                 157
                                            ------              ------
                                             3,220               2,983
Unrealized (gains) losses                    2,087                (928)
                                            ------              ------
Net deferred tax asset                      $5,307              $2,055
                                            ------              ------
                                            ------              ------


A summary of the change in the net deferred tax asset for the nine months ended September 30, 1994 and 1993 is as follows (Amounts in thousands):



Deferred tax asset at December 31, 1993                         $2,055
Cumulative effect of a change in accounting principle              ---
Deferred tax provision:
     Income and expense                                            237
     Unrealized gains                                            3,015
                                                                ------
Net deferred tax asset at September 30, 1994                    $5,307
                                                                ------
                                                                ------

Deferred tax asset at December 31, 1992                         $  556
Cumulative effect of a change in accounting principle            1,548
Deferred tax provision                                             945
                                                                ------
Net deferred tax asset at September 30, 1993                    $3,049
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

The components of the net pension expense reflected in Employee benefits expense were as follows:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                  1994      1993           1994      1993
                                                  ----      ----           ----      ----
                                                          (Amounts in thousands)

Service cost-benefits earned during the period    $100      $ 66           $300      $198
Interest cost on projected benefit obligation       76        68            228       204
Expected return on plan assets                     (97)      (81)          (292)     (242)
Net amortization and deferral                       (2)       (1)            (7)       (3)
                                                  ----      ----           ----      ----
Net pension expense                               $ 77      $ 52           $229      $157
                                                  ----      ----           ----      ----
                                                  ----      ----           ----      ----


Assumptions used in the accounting were:

                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                       1994           1993
                                                       ----          -----
Discount/settlement rates                              7.00%          7.00%
Rates of increase in compensation levels               5.00%          5.50%
Expected long-term rate of return on assets            9.50%          9.50%

The following table sets forth the plan's funded status and amounts recognized in the Consolidated Statements of Position at December 31, 1993 (Amounts in thousands):



Actuarial present value of benefit obligations:
     Accumulated benefit obligation - vested                         $2,950
     Accumulated benefit obligation - nonvested                         340
                                                                     ------
          Total accumulated benefit obligation                        3,290
Effect of projected future compensation levels                        1,000
                                                                     ------
Projected benefit obligation (PBO) for service
     rendered to date                                                 4,290
Plan assets, at fair value *                                          3,885
                                                                     ------
"PBO" in excess of plan assets                                         (405)
Unrecognized net asset existing at January 1, 1987
     being recognized over approximately 18 years                      (102)
Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions           300
                                                                     ------
Accrued pension cost included in Other liabilities                   $ (207)
                                                                     ------
                                                                     ------

* The plan's assets are allocated among equity securities and various short and intermediate term bond funds.


B. DEFERRED COMPENSATION PLAN.
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three and nine months ended September 30, 1994 was approximately $24,000 and $72,100, respectively, and $23,200 and $69,500, respectively, for the three and nine months ended September 30, 1993. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the three and nine months ended September 30, 1994 and 1993, the Company had no insurance premium expenses as policy loans were utilized to fund premiums due.


C. THRIFT PLAN.
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense for the three and nine months ended September 30, 1994 was $21,000 and $63,300, respectively, and $20,600 and $48,800, respectively, for the three and nine months ended September 30, 1993.

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


                                                           December 31, 1993
                                                           -------------------
                                                         (Amounts in thousands)

Accumulated Postretirement Benefit Obligation
     Retirees                                                   $ (613)
     Fully eligible active plan participants                      (551)
     Other active plan participants                             (1,566)
                                                                ------
          Total APBO                                            (2,730)
Unrecognized transition obligation                               2,022
Unrecognized net gain from past experience different
 from that assumed and effects of changes in assumptions            (4)
                                                                ------
Accrued postretirement benefit cost                             $ (712)
                                                                ------
                                                                ------

The APBO includes approximately $2,163,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits included the following components.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                ------------------        -----------------
                                                  1994      1993           1994      1993
                                                  ----      ----           ----      ----
                                                          (Amounts in thousands)

Service cost-benefits attributable to
   service during the period                      $ 70      $ 44           $210      $123
Interest cost on APBO                               42        47            126       129
Amortization of transition obligation               25        28             76        77
                                                  ----      ----           ----      ----
Net periodic postretirement benefit cost          $137      $119           $412      $329
                                                  ----      ----           ----      ----
                                                  ----      ----           ----      ----


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

NOTE 11 - EARNINGS PER SHARE

Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding during the period and additional common shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. Stock options and their equivalents are included in earnings per share computations using the treasury stock method, which assumes that the options are exercised at the beginning of the period. Proceeds from such exercise are assumed to be used to repurchase common stock. The difference between the number of common shares assumed to have been issued from the exercise of options and the number of common shares assumed to have been purchased are added to the weighted average number of common shares outstanding.
 Potential dilution due to exercisable stock options was not material for the three and nine month periods ended September 30, 1993 and is, therefore, not reflected in the computation of per share amounts for that period (Note 12).


NOTE 12 - STOCK OPTIONS

Under the Company's stock option plans, 563,797 shares (adjusted to reflect stock dividends) of common stock are reserved. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the share issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARs when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SAR holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made through September 30, 1994 in as much as management does not anticipate exercise of SAR at this time.

The following table and the data below summarizes the shares subject to option granted under the plans which have been adjusted to reflect stock dividends declared:


                                    For The Nine Months Ended September 30, 1994
                                    --------------------------------------------

Outstanding at beginning of period                  275,653
Granted                                              43,107
Exercised                                          (101,233)
                                                   --------
Outstanding at end of period                        217,527
                                                   --------
                                                   --------


As of September 30, 1994, 217,527 options were exercisable at prices ranging from $9.98 to $29.00.

At September 30, 1994, there were 217,537 options in the plan that remained outstanding. Through September 30, 1994, 127,267 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been cancelled. 219,003 options are available for grant.

NOTE 13 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:


                                                 September 30,    December 31,
                                                     1994            1993
                                                 -------------    ------------
                                                  (Dollar amounts in thousands)

ASSETS

Cash in subsidiary bank                             $   924         $    85
Investment in bank subsidiary, at equity             67,241          67,562
Other assets                                            279             274
                                                    --------        -------
TOTAL ASSETS                                        $68,444         $67,921
                                                    --------        -------
                                                    --------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable--bank (Note A)                        $    ---        $ 1,450
Other liabilities                                         10             31
                                                    --------        -------
               Total Liabilities                          10          1,481
                                                    --------        -------

STOCKHOLDERS' EQUITY
Common Stock                                           3,085          2,991
Additional paid-in capital                            37,780         36,007
Retained earnings                                     32,082         31,955
Less: Treasury stock, at cost (339,500 shares)        (4,513)        (4,513)
                                                    --------        -------
               Total Stockholders' Equity             68,434         66,440
                                                    --------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $68,444        $67,921
                                                    --------        -------
                                                    --------        -------


The condensed Statements of Earnings were as follows:

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                         ------------------                       -----------------
                                                      1994                1993                1994                1993
                                                      ----                ----                ----                ----
                                                           (Dollar amounts in thousands, except per share date)


Revenue:
    Dividends from subsidiary                       $    ---              $   60              $  567              $  793
    Other revenue                                         28                 ---                  28                 ---
                                                      ------              ------              ------              ------
        Total revenue                                     28                  60                 595                 793
                                                      ------              ------              ------              ------

Expenses:
    Interest expense                                     ---                  27                  43                  87
    Other expenses                                        42                  33                 189                 125
                                                      ------              ------              ------              ------
        Total expenses                                    42                  60                 232                 212
                                                      ------              ------              ------              ------
    Income before income tax and change
        in equity of subsidiary                          (14)                ---                 363                 581
Income tax benefit                                        (6)                (25)                (85)                (88)
                                                      ------              ------              ------              ------
    Income before change in
        equity of subsidiary                              (8)                 25                 448                 669
Increase in equity of subsidiary                       1,429                 854               3,914               2,922
                                                      ------              ------              ------              ------
Income before cumulative effect of a
    change in accounting principle                     1,421                 879               4,362               3,591
Cumulative effect of a change in
    accounting principle                                 ---                 ---                 ---               1,548
                                                      ------              ------              ------              ------
Net income                                            $1,421              $  879              $4,362              $5,139
                                                      ------              ------              ------              ------
                                                      ------              ------              ------              ------


Weighted average shares outstanding
    Primary                                        2,812,351           2,651,616           2,786,216           2,651,509
    Fully Diluted                                  2,813,557           2,651,616           2,789,151           2,651,509


Earnings per share--Primary (Note 11)
    Income before cumulative effect of a
        change in accounting principle                $ 0.51              $ 0.33              $ 1.57              $ 1.35
    Cumulative effect of a change in
    accounting principle                              $   --              $   --              $   --              $  .58
    Net Income                                        $ 0.51              $ 0.33              $ 1.57              $ 1.94

Earnings per share--Fully Diluted (Note 11)
    Income before cumulative effect of a
        change in accounting principle                $ 0.50              $ 0.33              $ 1.56              $ 1.35
    Cumulative effect of a change in
        accounting principle                          $   --              $   --              $   --              $  .58
    Net Income                                        $ 0.50              $ 0.33              $ 1.56              $ 1.94


The condensed changes in the components of Stockholders' Equity for the nine months ended September 30, 1994 and 1993 were as follows:


                                                                  Additional
                                                      Common        Paid-In       Retained       Treasury
                                                       Stock        Capital       Earnings         Stock
                                                      ------      ----------      --------       --------
                                                              (Dollar amounts in thousands)

Balance - December 31, 1992                           $2,865        $33,971        $26,262        $(4,513)
Net income                                                                           5,139
Stock dividend declared on common stock                  126          2,029         (2,155)
Shares issued for fractional interest                                     7
Cash in lieu of fractional shares                                                       (7)
Adjustment for unrealized losses
   on marketable equity securities
   of subsidiary                                                                        78
                                                      ------        -------        -------        -------
Balance - September 30, 1993                          $2,991        $36,007        $29,317        $(4,513)
                                                      ------        -------        -------        -------
                                                      ------        -------        -------        -------


Balance - December 31, 1993                           $2,991        $36,007        $31,955        $(4,513)
Net income                                                                           4,362
Stock options exercised
   (93,455 shares)(Note 12)                               94          1,773
Adjustment for unrealized security
   gains (losses) of subsidiary (Note 2)                                            (4,235)
                                                      ------        -------        -------        -------
BALANCE - SEPTEMBER 30, 1994                          $3,085        $37,780        $32,082        $(4,513)
                                                      ------        -------        -------        -------
                                                      ------        -------        -------        -------


The condensed statement of cash flows was as follows:


                                                            For The Nine Months Ended September 30,
                                                           ----------------------------------------
                                                                       1994           1993
                                                                       ----           ----
                                                                     (Amounts in thousands)

Cash flows from operating activities:
   Dividends received from subsidiary                                $  567         $  733
   Other revenue                                                         80            ---
   Tax benefit received from subsidiary                                  28            ---
   Interest paid                                                        (68)          (122)
   Cash paid to suppliers                                              (185)          (149)
                                                                     ------         ------
       Net cash provided from operating activities                      422            462
                                                                     ------         ------

Cash flows from financing activities:
   Payments on notes payable--Bank                                   (1,450)          (484)
   Dividends paid to stockholders                                       ---              7
   Issuance of common stock                                           1,867             (7)
                                                                     ------         ------
       Net cash applied to financing activities                         417            484
                                                                     ------         ------

Net increase in cash                                                    839             22
Cash at beginning of period                                              85             23
                                                                     ------         ------
Cash at end of period                                                $  924         $    1
                                                                     ------         ------
                                                                     ------         ------


A reconciliation of net earnings to cash provided by operating activities was as follows:


                                                            For The Nine Months Ended September 30,
                                                           ----------------------------------------
                                                                       1994           1993
                                                                       ----           ----
                                                                     (Amounts in thousands)

Net Income                                                           $4,362         $5,139
Items not resulting in cash flow:
   Equity in undistributed earnings of subsidiary                    (3,914)        (4,470)
   Increase in dividends receivable                                     ---            (60)
   Decrease (increase) in income tax
       benefits receivable                                               (5)           (88)
   Decrease in accrued expenses                                         (21)           (59)
                                                                     ------         ------
Net cash flow from operating activities                              $  422         $  462
                                                                     ------         ------
                                                                     ------         ------


Note A: The Board of Directors authorized and the Company established a $3.0 million line of credit to partially fund the repurchase of the Company's common stock in 1989 and 1990. This loan had an interest rate of prime plus one percent was paid in full in September, 1994. (Notes 8 and 15).


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

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's 13 banking offices and related equipment. The Bank exercised its option with respect to 11 of such banking offices. The offices acquired are located in the towns of New Britain (5 offices), Newington, East Hartford, Plainville, Rocky Hill, West Hartford and Glastonbury, Connecticut. Derby did not exercise its option with respect to the two Burritt banking offices located in Vernon and Southington, Connecticut. Such offices were closed and not opened by Derby. Three of Burritt's offices were owned and, in accordance with the P & A, were appraised in order to establish their fair value. In 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC on the third. In June 1994, the Bank relocated the operations of the former main office of Burritt, which the Bank was renting from the FDIC. Of the remaining 8 banking offices which had been leased by Burritt, one had been assumed by the Bank. Through September 30, 1994, the Bank entered into leases on four of the seven locations formerly leased by Burritt and is renegotiating the terms of two of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.


NOTE 15 - MEMORANDUM OF UNDERSTANDING

In the second quarter of 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum calls for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. At September 30, 1994, the level of assets classified "substandard" represented 30% of the Bank's total equity capital and reserves. The Memorandum also calls for the level of delinquent loans to be reduced to no more than 7% of gross loans by December 31, 1992 and to 5% of gross loans by December 31, 1993. At September 30, 1994, delinquent loans totaled $32.6 million or 3.9% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification requires Derby to have tier 1 capital in excess of 5% of total assets by December 31, 1993 and tier 1 capital at or above 5.75% of total assets by December 31, 1994. However, management of the Bank has requested and the FDIC has approved an extension of the December 31, 1994 target date to June 30, 1995. The Bank's tier 1 capital ratio at September 30, 1994 was 5.4%. The Bank expects to achieve the 5.75% June 30, 1995 capital target through maintaining asset size at current levels and earnings retention.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
              (Dollar amounts in thousands, except per share data)

                                                                                         FOR THE QUARTER      FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                                        1994       1993        1994       1993
                                                                                       ------     ------      ------     ------
                                                                                                      (unaudited)

OPERATING DATA:
  Interest revenue                                                                     $19,794    $18,137     $56,868    $56,252
  Interest expense                                                                      10,985     10,736      31,391     33,721
                                                                                       -------    -------     -------    -------
  Net interest revenue                                                                   8,809      7,401      25,477     22,531
  Provision for loan losses                                                                625      1,325       1,625      2,050
                                                                                       -------    -------     -------    -------
  Net interest revenue after provision for loan losses                                   8,184      6,076      23,852     20,481
  Other revenue                                                                            683      1,862       2,556      6,411
  Other expenses                                                                         6,480      6,736      19,103     20,910
                                                                                       -------    -------     -------    -------
  Income before income taxes and cumulative effect
    of a change in accounting principle                                                  2,387      1,202       7,305      5,982
  Provision for income taxes                                                               966        323       2,943      2,391
                                                                                       -------    -------     -------    -------
  Income before cumulative effect of a change in accounting principle                    1,421        879       4,362      3,591
  Cumulative effect of a change in method of accounting for income taxes                    --         --          --      1,548
                                                                                       -------    -------     -------    -------
  NET INCOME                                                                            $1,421       $879      $4,362     $5,139
                                                                                       -------    -------     -------    -------
                                                                                       -------    -------     -------    -------

EARNINGS PER SHARE--PRIMARY
  Income before cumulative effect of a change in accounting principle                    $0.51      $0.33       $1.57      $1.35
  Cumulative effect of a change in method of accounting for income taxes                    --         --          --      $0.58
  Net Income                                                                             $0.51      $0.33       $1.57      $1.94
EARNINGS PER SHARE--FULLY DILUTED
  Income before cumulative effect of a change in accounting principle                    $0.50      $0.33       $1.56      $1.35
  Cumulative effect of a change in method of accounting for income taxes                    --         --          --      $0.58
  Net Income                                                                             $0.50      $0.33       $1.56      $1.94

STATISTICAL DATA:
  Net interest rate spread (a)                                                            2.76%      2.46%       2.73%      2.51%
  Net yield on average interest-earning assets (a)                                        2.96%      2.58%       2.90%      2.64%
  Return on average assets (a)                                                            0.46%      0.29%       0.48%      0.57%
  Return on average stockholders' equity (a)                                              8.13%      5.48%       8.52%     11.05%
  Average stockholders' equity to average assets                                          5.70%      5.31%       5.58%      5.19%

MARKET PRICES OF COMMON STOCK:
  High                                                                                  $30.50     $20.75      $33.75     $22.25
  Low                                                                                   $25.75     $14.50      $21.25     $14.25
  At June 30                                                                            $26.50     $20.25      $26.50     $20.25


FINANCIAL CONDITION AND OTHER DATA AT:                    September 30,        December 31,
                                                              1994                 1993
                                                          ------------         ------------
                                                                      (unaudited)

  Total assets                                              $1,232,930          $1,194,121
  Loan portfolio, net                                          829,892             779,287
  Investment portfolio                                         336,282             322,599
  Deposits                                                   1,015,032           1,006,221
  Federal Home Loan Bank of Boston advances                    138,867             104,991
  Other borrowings                                                  --               1,450
  Stockholders' equity                                          68,434              66,440
  Book value per share                                           24.93               25.06

  Leverage ratio                                                  5.49%               5.11%
  Tier I capital to risk-weighted assets                          9.92%               8.87%
  Total capital to risk-weighted assets                          10.88%               9.89%

  Non-performing loans                                           9,094              12,068
  Foreclosed & in-substance foreclosed assets                   11,686              16,143
                                                                ------              ------
    Total non-performing assets                                 20,780              28,211

 Restructured loans                                              3,850               2,273

  Allowance for loan losses                                      6,515 (b)           6,979 (b)
  Allowance as a percentage of non-performing loans               71.6%               57.8%

- - ---------------

(a)  Annualized.
(b) Includes $1.8 million and $2.3 million, allocated to loans acquired as part of the Burritt transaction, for September 30, 1994 and December 31, 1993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                       COMPARISON OF RESULTS OF OPERATION
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


     GENERAL. Net income for the third quarter ended September 30, 1994 totaled $1,421,000 or $.50 per share (fully diluted) compared to net income of $879,000 or $.33 per share (fully diluted) for the comparable period in 1993. Net income for the three months ended September 30, 1994 represented an annualized return on average assets of .46% compared to .29% for comparable 1993 period. Net interest revenue, the primary component of the Company's earnings, increased $1.4 million or 19.0% from $7.4 million for the third quarter of 1993 to $8.8 million for the current quarter. For the current quarter compared to the year earlier period, the provision for loan losses declined $700,000 or 52.8% and Other expenses declined $256,000 or 3.8%. These declines were partially offset by an $1,179,000 or 63.3% decrease in Other revenue.

     INTEREST REVENUE. Interest and fee revenue from loans and revenue on the investment portfolio increased $1.7 million or 9.1% during the three months ended September 30, 1994, compared to the corresponding period in 1993. This increase in interest revenue was essentially due to an increase in interest-earning assets and an increase in the annualized yield on interest-earning assets. The increase in average interest-earning assets was primarily within the loan portfolio. Average loans outstanding increased $95.0 million or 12.9% while the average of all other interest-earning assets decreased $54.0 million or 13.1%. The average yield on interest-earning assets increased 34 basis points (100 basis points equals 1%) from 6.32% during the third quarter of 1993 to 6.66% during the current period. The increase in the average yield on interest-earning assets, in large part, reflects the upward repricing of interest rate sensitive assets included within the loan and investment portfolios of the Bank.

     INTEREST EXPENSE. Interest expense increased $249,000 or 2.3% during the three months ended September 30, 1994, compared to the corresponding period in 1993. This increase was substantially due to an increase in average interest-bearing liabilities outstanding and to a lessor extent an increase in the cost of funds. The increase in average interest-bearing liabilities was due to increases in both deposits and borrowings between the two periods. The average cost of funds increased from 3.86% during the quarter ended September 30, 1993 to 3.90% for the current quarter. This increase reflects the general increase in the level of interest rates between the two periods.

     NET INTEREST REVENUE. Net interest revenue, as a result of a $1.7 million increase in interest revenue, which was partially offset by a $249,000 increase in interest expense, increased $1.4 million or 19.0% from $7.4 million for the quarter ended September 30, 1993 to $8.8 million for the current 1994 quarter. The net interest rate spread increased 30 basis point from 2.46% during the third quarter of 1993 to 2.76% during the corresponding period in 1994.

     The following table summarizes the Bank's net interest revenue (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.



                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                           1994                                         1993
                                                           ----                                         -----
                                                                      (Dollar amounts in thousands)

                                          Average                       Yield/        Average                         Yield/
                                          Balance        Interest        Rate         Balance         Interest         Rate
                                          -------        --------        ----         -------         --------         ----

Interest-earning assets:
  Loans                                 $  831,826         14,426        6.94%       $  736,802        $12,936         7.02%
  Taxable investment securities            348,409          5,187        5.96           399,804          5,020         5.02
  Federal funds                                149              2        5.37             3,581             27         3.02
  FHLB of Boston stock                       8,899            179        8.05             8,022            154         7.68
                                        ----------         ------                    ----------        -------
Total interest-earning assets           $1,189,283         19,794        6.66        $1,148,209         18,137         6.32
                                        ----------         ------        ----        ----------        -------        -----
                                        ----------                                   ----------


Interest-bearing liabilities:
  Deposits                              $  996,787          9,192        3.69        $  988,355          9,127         3.69
  Borrowed funds                           131,169          1,793        5.47           124,103          1,609         5.19
                                        ----------         ------                    ----------        -------
Total interest-bearing
  liabilities                           $1,127,956         10,985        3.90        $1,112,458         10,736         3.86
                                        ----------         ------        ----        ----------        -------        -----
                                        ----------                                   ----------

Net interest revenue                                      $ 8,809                                      $ 7,401
                                                          -------                                      -------
                                                          -------                                      -------
Net interest rate spread                                                 2.76%                                         2.46%
                                                                         ----                                          ----
                                                                         ----                                          ----

Net yield on average
  interest-earning assets                                                2.96%                                         2.58%
                                                                         ----                                          ----
                                                                         ----                                          ----



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


                                        Three Months Ended September 30,
                                        --------------------------------
                                              1994 Compared to 1993
                                              ---------------------

                                       Volume         Rate            Net
                                       ------         ----            ---
                                             (Amounts in thousands)

Interest earned on:
   Loans                               $1,650       $  (160)        $ 1,490
   Taxable investment securities        (694)            861            167
   Federal funds                         (37)            12            (25)
   FHLB of Boston stock                    17              8             25
                                       ------        -------        -------
      Interest revenue                    936            721          1,657
                                       ------        -------        -------

Interest paid on:
   Deposits                                78           (13)             65
   Borrowed funds                          94             90            184
                                       ------        -------        -------
      Interest expense                    172             77            249
                                       ------        -------        -------

Net interest revenue                   $  764        $   644        $ 1,408
                                       ------        -------        -------
                                       ------        -------        -------


   PROVISION FOR LOAN LOSSES. The Bank provided $625,000 for loan losses for the current quarter compared to $1,325,000 for the comparable 1993 period. In addition to the provision for loan losses, the Bank also provided $485,000 for foreclosed assets during the current quarter compared to $750,000 during the year earlier period, which is included in foreclosed asset expense (See "Other Expense"). At the end of the current quarter, the Company's allowance for loan losses totaled $6.5 million, representing 71.6% of loans past due 90 days or more and non-accruing loans. (see "Financial Condition")

   OTHER REVENUE. Other revenue declined $1.2 million from $1.9 million during the quarter ended September 30, 1993 to $683,000 during the current period. Service charges and other revenue, comprised principally of loan service and deposit related fees, decreased $968,000 from $1.6 million during the quarter ended September 30, 1993 to $647,000 for the current quarter. As part of the Burritt transaction, the Bank was servicing loans for the FDIC on an interim basis (through September, 1993). The fees earned by the Bank for providing this service amounted to $950,000 for the third quarter of 1993. Net securities and other gains totaled $36,000 during the current quarter compared to $247,000 during the same period in 1993.

   OTHER EXPENSES. Other expenses decreased $256,000 or 3.8% from $6.7 million during the third quarter of 1993 to $6.5 million during the current period. Salaries and employee benefits, the largest component of the Company's cost of operations, decreased $46,000 or 1.8% from $2.6 million during the third quarter of 1993 to $2.5 million during the current quarter.

   All other operating expenses, in the aggregate, decreased by $210,000 or 5.1% during the current quarter compared to the comparable period in 1993.

   Foreclosed asset expense totaled $664,000 during the current quarter compared to $894,000 during the comparable 1993 period. Included in the current quarter foreclosed asset expense is a $485,000 provision for foreclosed assets compared to a $750,000 provision for the same period in 1993. (See Note 7 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

   Data processing expense totaled $325,000 for the current quarter reflecting a decrease of $175,000 or 34.9% compared to the $500,000 incurred during the comparable 1993 period. The decline is largely attributable to the elimination of the former data processing center operated by Burritt in the third quarter of 1993. Although the data processing consolidation of Burritt was completed during the second quarter of 1993, the Company continued to operate the center through August of 1993 in order to service loans for the FDIC. (See Note 14 to Consolidated Financial Statements).

   The Federal Deposit Insurance Corporation premium declined from $723,000 for the third quarter of 1993 to $659,000 for the third quarter of 1994.

   Offsetting the declines in several of the components of other operating expenses was an increase of $286,000 or 198.4% in marketing expense for the current quarter compared to the year earlier period. The increase reflects increased promotion of the Bank's products and services to the markets it serves.

   The Bank, as required by the Statement of Financial Accounting Standards No. 91, defers costs resulting from the origination of loans, which are amortized as an adjustment to yield over the contractual term of the related loans. These deferred costs, which are primarily comprised of salaries, employee benefits, and other loan expenses, totaled $272,000 during the current quarter compared to $503,000 during the year earlier period.

   NET NON-INTEREST MARGIN. The net non-interest margin, the difference between other revenue (non-interest revenue) and other expenses (non-interest expense), as a percentage of average assets (annualized) outstanding, decreased by 28 basis points from (1.61%) during the quarter ended September 30, 1993 to (1.89%) during the current 1994 period. Other revenue as a percentage of average assets (annualized) decreased from .62% to .22% for the quarters ended September 30, 1993 and 1994, respectively. Other expenses as a percentage of average assets (annualized) decreased 12 basis points from 2.23% during the quarter ended September 30, 1993 to 2.11% during the current quarter.


                    NET NON-INTEREST REVENUE/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS

                                        Three Months Ended September 30,
                                        --------------------------------
                                                1994        1993
                                                ----        ----

Non-interest revenue                             .22         .62
                                                ----        ----
Non-interest expense
     Foreclosed asset                            .22          .30
     FDIC insurance                              .21          .24
     Other                                      1.68        1.69
                                               -----        ----
Total non-interest expense                      2.11        2.23
                                               -----        ----

Net non-interest margin                        (1.89)      (1.61)
                                               -----        ----
                                               -----        ----

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $966,000, reflecting a 40.5% effective income tax rate compared to a $323,000 or an effective income tax rate of 26.9% for the comparable year earlier period. As a result of tax legislation enacted during the quarter ended September 30, 1993, the Company was allowed to deduct, for income tax purposes, the amortization of certain intangible assets. This change, applied retroactively to January 1, 1993, resulted in a $148,000 reduction in the Company's provision for income taxes in the quarter ended September 30, 1993, attributable to the first six months of the 1993.

                       COMPARISON OF RESULTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


     GENERAL. Net income for the nine months ended September 30, 1994 totaled $4,362,000 or $1.56 per share (fully diluted) compared to net income of $5,139,000 or $1.94 per share (fully diluted) for the same 1993 period. Net income for the 1993 nine month period includes $1,548,000 or $.58 per share, resulting from the adoption of Financial Accounting Standards Board Statement No. 109. This amount represents the cumulative effect of a change in accounting for income taxes effective January 1, 1993. Net income for the first nine months of 1993, before the cumulative effect of the change in accounting principle, totaled $3,591,000 or $1.35 per share.

     Net income for the current period reflects an increase of $771,000 or 21.5% compared to net income before the cumulative effect of the change in accounting principle for the comparable 1993 period. For the current period compared to the year earlier period, net interest revenue increased $2.9 million or 13.1%, the provision for loan losses was decreased by $425,000 or 20.7% and Other expense declined $1.8 million or 8.6%. These improvements were partially offset by a $3.9 million or 60.1% decrease in Other revenue.

     INTEREST REVENUE. Interest and fee revenue from loans and interest on the investment portfolio increased $616,000 or 1.1% from $56.3 million for the first nine months of 1993 to $56.9 million for the first nine months of 1994. This increase in interest revenue was essentially due to the increase in interest-earning assets, which was substantially offset by a decline in the average effective yield on interest-earning assets.

     Average interest-earning assets increased $33.8 million or 3.0% during the current period compared to the year earlier period. The increase in average interest-earning assets was within the loan portfolio. Average loans outstanding increased $82.9 million or 11.4% and the average of all other interest-earning assets declined $49.1 million or 12.0%. The average yield on interest-earning assets declined 12 basis points from 6.59% for the nine months ended September 30, 1993 to 6.47% for the nine months ended September 30, 1994. The decline in the yield on average-earning assets reflects the prepayment of higher yielding loans that occurred between the two periods and the origination/refinance of new loans at interest rates lower than the average yield on previously outstanding loans.

     INTEREST EXPENSE. Interest expense declined $2.3 million or 6.9% from $33.7 million for the first nine months of 1993 to $31.4 million for the comparable nine month period in 1994. This decrease was essentially due to a decline in the cost of funds which was partially offset by an increase in average interest-bearing liabilities outstanding.

     The average interest rate paid on interest-bearing liabilities declined from 4.08% during the first nine months of 1993 to 3.74% during the current 1994 period. The level of interest rates was higher during the current period compared to the year earlier period. However, the lower cost of funding in the current period reflects the unchanged interest rate paid on regular savings and the lag in repricing term deposit accounts.

     Average interest-bearing liabilities increased $17.0 million or 1.5% between the two nine month periods ending September 30, 1993 and 1994, respectively. The increase reflects increases in retail deposits and borrowings from the Federal Home Loan Bank of Boston.

     NET INTEREST REVENUE. Net interest revenue, as a result of a $616,000 increase in interest revenue, and a $2.3 million decrease in interest expense, increased $2.9 million or 13.1% from $22.5 million for the nine months ended September 30, 1993 to $25.4 million for the same period in 1994. The net interest rate spread improved 22 basis points from 2.51% during the 1993 period to 2.73% during the corresponding period in 1994.

     The following table summarizes the Bank's net interest revenue (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                           1994                                         1993
                                                           ----                                         -----
                                                                      (Dollar amounts in thousands)

                                          Average                       Yield/        Average                         Yield/
                                          Balance        Interest        Rate         Balance         Interest         Rate
                                          -------        --------        ----         -------         --------         ----

Interest-earning assets:
  Loans                                 $  810,555         41,770        6.87%       $  727,632        $40,257         7.38%
  Taxable investment securities            349,627         14,526        5.54           365,413         14,741         5.38
  Federal funds                              3,520             86        3.26            30,155            662         2.93
  FHLB of Boston stock                       8,548            486        7.58             7,569            422         7.43
  Other interest-earning assets                ---            ---         ---             7,662            170         2.96
                                        ----------         ------                    ----------        -------
Total interest-earning assets           $1,172,250         56,868        6.47        $1,138,431         56,252         6.59
                                        ----------         ------        ----        ----------        -------         ----
                                        ----------                                   ----------


Interest-bearing liabilities:
  Deposits                              $  993,848         26,197        3.51        $  983,777         28,946         3.92
  Borrowed funds                           125,760          5,194        5.51           118,838          4,775         5.36
                                        ----------         ------                    ----------        -------
Total interest-bearing
  liabilities                           $1,119,608         31,391        3.74        $1,102,615         33,721         4.08
                                        ----------         ------        ----        ----------        -------         ----
                                        ----------                                   ----------

Net interest revenue                                      $25,477                                      $22,531
                                                          -------                                      -------
                                                          -------                                      -------

Net interest rate spread                                                 2.73%                                         2.51%
                                                                         ----                                          ----
                                                                         ----                                          ----

Net yield on average
  interest-earning assets                                                2.90%                                         2.64%
                                                                         ----                                          ----
                                                                         ----                                          ----

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


                                         Nine Months Ended September 30,
                                         -------------------------------
                                              1994 Compared to 1993
                                              ---------------------

                                       Volume         Rate            Net
                                       ------         ----            ---
                                             (Amounts in thousands)

Interest earned on:
   Loans                              $ 4,391        $(2,878)       $ 1,513
   Taxable investment securities         (648)           433           (215)
   Federal funds                         (643)            67           (576)
   FHLB of Boston stock                    56              8             64
   Other interest earning assets          (85)           (85)          (170)
                                      -------        -------        -------

      Interest revenue                  3,071         (2,455)           616
                                      -------        -------        -------

Interest paid on:
   Deposits                               294         (3,043)        (2,749)
   Borrowed funds                         283            136            419
                                      -------        -------        -------
      Interest expense                    577         (2,907)        (2,330)
                                      -------        -------        -------

Net interest revenue                  $ 2,494        $   452        $ 2,946
                                      -------        -------        -------
                                      -------        -------        -------


     PROVISION FOR LOAN LOSSES. During the first nine months of 1994, the Company provided $1.6 million for loan losses compared to $2.1 million during the comparable 1993 period. In addition to the provision for loan losses, the Bank also provided $1.6 million for foreclosed assets during the current period compared to $3.9 million during the year earlier period. These provisions are included in foreclosed asset expense (see "Other Expense").

     OTHER REVENUE. Other revenue decreased $3.8 million or 60.1% from $6.4 million during the first nine months of 1993 to $2.3 million during the comparable 1994 period. For the current period, service charges and other revenue totaled $1.8 million compared to $5.6 million for the comparable 1993 period. As part of the Burritt transaction, the Bank was servicing loans for the FDIC on an interim basis (through September, 1993). The fees earned by the Bank for providing this service amounted to $3.7 million for the first nine months of 1993.

     Net securities and other gains declined $86,000 from $826,000 for the first nine months of 1993 to $740,000 for the current 1994 period.

     OTHER EXPENSES. Other expenses declined $1.8 million 8.6% from $20.9 million during the first nine months of 1993 to $19.1 million during the current 1994 period. Salaries and employee benefits increased $358,000 or 4.9% from $7.3 million during the nine months ended September 30, 1993 to $7.7 million during the current nine month period. Salaries increased $38,000 or .7% between the two periods. During the current period, 7,778 stock appreciation rights were exercised which resulted in compensation expense of $118,000. Employee benefits increased $320,000 or 22.6% during the current period compared to the year earlier period.

     All other operating expenses, in the aggregate, decreased by $2.2 million or 15.9% during the current nine month period compared to the comparable period in 1993.

     Foreclosed asset expense totaled $2.1 million during the current period compared to $4.4 million during the comparable 1993 period. Included in the current period foreclosed asset expense is a $1.6 million provision for foreclosed assets compared to a $3.9 million provision for the same period in 1993. (See Note 7 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     Data processing expense totaled $953,000 for the current period reflecting a decrease of $726,000 or 43.2% compared to the $1.7 million incurred during the comparable 1993 period. The decline is largely attributable to the elimination, in the third quarter of 1993, of the former data processing center operated by Burritt. Although the data processing consolidation of Burritt was completed during the second quarter, the Company continued to operate the center through August of 1993 in order to service loans for the FDIC. (See Note 14 to Consolidated Financial Statements).

     The Federal Deposit Insurance Corporation premium increased from $1.7 million for the nine months ended September 30, 1993 to $2.1 million for the comparable 1994 period. The increased volume of insured deposits assumed in connection with the Burritt transaction, in large part, accounted for the $400,000 or 18.9% increase in the premium paid in the current period compared to the year earlier period.

      Marketing expense increased $347,000 or 80.7% from $430,000 for the first nine months of 1993 to $777,000 for the comparable 1994 period. The increase reflects increased promotion of the Bank's products and services to the markets it serves.

     The Bank, as required by the Statement of Financial Accounting Standards No. 91, defers certain direct costs resulting from the origination of loans, which are amortized as an adjustment of yield over the contractual period of the related loans. These deferred costs, which are principally comprised of salaries, employee benefits, and other loan expenses, totaled $1.3 million during the current nine month period compared to $1.4 million during the comparable 1993 period.

     NET NON INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, declined by 19 basis points from (1.61) during the period ended September 30, 1993 to (1.80%) during the current 1994 period. Other revenue, as a percentage of average assets (annualized), declined from .72% to .28% for the nine month periods ended September 30, 1993 and 1994, respectively. Other expenses, as a percentage of average assets (annualized), decreased 25 basis points from 2.33% during the nine month period ended September 30, 1993 to 2.08% during the current period.

                    NET NON-INTEREST REVENUE/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS


                                        Nine Months Ended September 30,
                                        -------------------------------
                                                1994        1993
                                                ----        ----
Non-interest revenue                            .28          .72
                                              -----        -----

Non-interest expense
   Foreclosed asset                             .23          .50
   FDIC insurance                               .23          .19
   Other                                       1.62         1.64
                                              -----        -----
Total non-interest expense                     2.08         2.33
                                              -----        -----

Net non-interest margin                       (1.80)       (1.61)
                                              -----        -----
                                              -----        -----

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current period totaled $2.9 million, reflecting a 40.3% effective income tax rate, compared to $2.4 million or an effective income tax rate of 40.0% for the comparable 1993 period.


FINANCIAL CONDITION

     The Company's assets totaled $1.23 billion at September 30, 1994 compared to $1.19 billion at December 31, 1993. The assets of the Company are primarily invested in loans to residents and, to a lesser extent, the businesses located in the Bank's market area. At September 30, 1994, approximately $836.4 million, representing 67.8% of the Company's assets, were comprised of loans, compared to $786.3 million or 65.8% of total assets at December 31, 1993. The predominant thrust of the Bank's lending business is to provide financing for residential real estate. Essentially as a result of the relatively low level of interest rates available for residential mortgage loans during the fourth quarter of 1993, which fostered a rise in the level of loan applications, the Bank's loan portfolio increased $50.1 million or 6.4% during the first nine months of the year. As in 1993, a substantial portion of the residential real estate loans made by the Bank during the current year were for the refinance of previously outstanding loans. Nonetheless, the Bank achieved a net growth in outstanding loans. Curtailing the growth in the loan portfolio during the current year was the sale of approximately $12.0 million in mortgage loans and the reclassification of $2.6 million of loans to in-substance foreclosed assets.

     The Bank has positioned itself in the market area that it serves primarily as a provider of consumer financing and, to a lesser extent, as a provider of commercial and business loans. At September 30, 1994, $681.2 million or 81.4% of the Bank's loans were for the financing of one-to-four family residences and $95.6 million or 11.4% of the Bank's loans were allocated to consumer loans, primarily home equity lines of credit. In the aggregate, at September 30, 1994, these two segments of the Bank's loan portfolio represented 92.8% of the Bank's total loans.

     During the year, the level of non-performing assets, which include loans past due 90 days or more, non-accrual loans, and foreclosed and in-substance foreclosed assets (see Note 1 to Consolidated Financial Statements) continued to trend down. At September 30, 1994, non-performing assets totaled $20.8 million, representing 1.7% of total assets compared to $28.2 million or 2.4% of total assets at year end 1993. At September 30, 1994, foreclosed and in-substance foreclosed assets totaled $11.7 million, representing 1.0% of total assets, compared to $16.1 million or 1.4% of total assets at year end 1993.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure, and the allowance for loan losses at the dates indicated:


                                   September 30, 1994                                          December 31, 1993
                   ---------------------------------------------------       -----------------------------------------------------
                                                           (Dollar amounts in thousands)
                                                   Allowance for                                               Allowance for
                       Loans Past Due               Loan Losses                   Loans Past Due                Loan Losses
                   ----------------------    -------------------------       ------------------------    -------------------------
                              % of Loans                    % of Loans                    % of Loans                    % of Loans
Loan Type          Balance    Outstanding    Balance(1)      Past due        Balance      Outstanding    Balance(1)      Past due
- - ---------          -------    -----------    ----------      --------        -------      -----------    ----------      --------

Real Estate
  1-4 Family       $ 6,762        1.0%                                       $ 5,665          0.9%
  Commercial           181        0.7                                            681          2.5
  Construction         ---         --                                            ---           --
  Multi-family         250        3.2                                          2,628         30.8
                   -------                                                   -------
Total                7,193        1.0         $ 4,192          58.3%           8,974          1.4         $ 4,605           51.3%
                   -------                                                   -------

Consumer
  HELOC                632        0.9                                            945          1.4
  All other            603        2.4                                            750          2.8
                   -------                                                   -------
Total                1,235        1.3           1,282         103.8            1,695          1.8           1,193           70.3
                   -------                                                   -------

Commercial
  Real estate
    development        336        9.1                                            623         16.3
  All other            330        1.7                                            776          2.9
                   -------                                                   -------
Total                  666        2.9           1,041         156.3            1,399          4.6           1,181           84.4
                   -------                    -------                        -------                      -------

Total Loans        $ 9,094        1.1         $ 6,515          71.6          $12,068          1.5         $ 6,979           57.8
                   -------                    -------                        -------                      -------
                   -------                    -------                        -------                      -------


(1) The Bank reallocated $6 million of the allowance allocated to the loans acquired in the Burritt transaction to a purchased loan discount.


     The Company's loan portfolio is segregated into three broad categories of loans: real estate, consumer and commercial. The Company's investment in real estate loans totaled $717.6 million, representing 58.2% of total assets at September 30, 1994 compared to $660.6 million or 55.3% of total assets at year end 1993. The Bank experienced a significant rise in the level of mortgage loan applications during the fourth quarter of 1993, predominantly for the refinance of residential property. As previously noted and reflected in the growth in the Bank's loan portfolio, the majority of the refinance activity were loans previously outstanding with other lenders. Mortgage loans closed during the first nine months of 1994 totaled $157.4 million.

     The Bank continued to supplement local loan originations through the purchase of single family adjustable rate mortgage loans. The Bank purchased $12.0 million of these loans during the first nine months of 1994 compared to $8.8 million during comparable 1993 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk. (See "Asset/Liability Management".)

     The Bank's investment in real estate mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $681.2 million or 81.4% of the Bank's total loan portfolio at September 30, 1994 compared to $621.6 million, representing 79.1% of the total loan portfolio, at year end 1993. The level of loans past due 90 days or more totaled $6.8 million or 1.0% of this portfolio at September 30, 1994 compared to $5.7 million or .9% of the portfolio at year end 1993.

     Multi-family housing loans totaled $7.9 million or .9% of the total loan portfolio at September 30, 1994 compared to $8.5 million or 1.1% of the total loan portfolio at year end 1993. At September 30, 1994, loans past due 90 days or more totaled $.3 million or 3.2% of this portfolio compared to $2.6 million or 30.8% at year end 1993. Loans to finance commercial real estate totaled $26.1 million or 3.1% of the total loan portfolio at September 30, 1994, of which $.2 million or .7% were past due 90 days or more. At year end 1993, this portfolio totaled $27.7 million, representing 3.5% of total loans, of which $.7 million or 2.5% were past due 90 days or more.

     The fourth group of loans included in the Bank's real estate mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $2.3 million or .3% of total loans at September 30, 1994 compared to $2.8 million or .4% of total loans at year end 1993. At September 30, 1994 and year end 1993, there were no loans in this loan category past due 90 days or more. Unadvanced construction commitments approximated $2.4 million at September 30, 1994 and $533,000 at year end 1993.

     The Company's investment in consumer loans totaled $95.6 million, representing 11.4% of total loans at September 30, 1994, compared to $95.5 million or 12.1% of total loans at year end 1993. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences.
The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in
loans.   Home equity lines of credit totaled $128.9 million, with $70.0 million in use at September 30, 1994 compared to $124.8 million, with $68.4 million in use at year end 1993. At September 30, 1994, consumer loans past due 90 days or more totaled $1.2 million or 1.3% of this portfolio. Home equity lines of credit included in this amount totaled $632,000, representing .9% of HELOCs outstanding. In comparison, at year end 1993, consumer loans past due 90 days or more totaled $1.7 million or 1.8% of the consumer loan portfolio, including $945,000, representing 1.4% of the home equity lines of credit.

     The Company also provides credit to the businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $23.3 million at September 30, 1994, compared to $30.1 million invested at year end 1993. At September 30, 1994, $3.7 million or 15.8% of this portfolio was invested in loans for the development of real estate and $19.6 million or 84.2% was invested in loans for various business needs. Unadvanced real estate development commitments totaled $.8 million at September 30, 1994, compared to $1.3 million at year end 1993. At September 30, 1994, loans past due 90 days or more totaled $.7 million, representing 2.9% of the commercial loan portfolio compared to $1.4 million or 4.6% at year end 1993.

     NON-PERFORMING ASSETS. The following table summarizes the Bank's non-accrual loans, accruing loans past due 90 days or more, and foreclosed and in-substance foreclosed assets.


                              At September 30,                                      At December 31,
                           ----------------------         ------------------------------------------------------------------
                             1994           1993           1993           1992           1991           1990           1989
                            ------         ------         ------         ------         ------         ------         ------
                                                                 (Amounts in thousands)

Non-accrual loans:
  Mortgage.............     $ 6,610        $ 3,806        $ 6,657        $ 9,756        $ 7,029        $ 6,524        $ 4,618
  Consumer.............       1,087          1,166          1,446          1,197          1,000          1,741          1,008
  Commercial...........         666            640          1,399            293          3,412          3,437          1,970
                            -------        -------        -------        -------        -------        -------        -------
Total..................       8,363          5,612          9,502         11,246         11,441         11,702          7,596
                            -------        -------        -------        -------        -------        -------        -------

Accruing loans past due
    90 days or more:
  Mortgage.............         583          4,359          2,317          3,006          4,096          4,730          4,056
  Consumer.............         148            137            249              1            151            230            106
  Commercial...........         ---            ---            ---            ---            ---            ---          2,000
                            -------        -------        -------        -------        -------        -------        -------
Total..................         731          4,496          2,566          3,007          4,247          4,960          6,162
                            -------        -------        -------        -------        -------        -------        -------

Foreclosed assets......       7,239          8,998          9,379         10,456          7,305          5,893          3,051
In-substance foreclosed
  assets...............       5,180         10,168          7,804         13,124         17,267         11,736            ---
                            -------        -------        -------        -------        -------        -------        -------
Total..................      12,419         19,166         17,183         23,580         24,572         17,629          3,051
Valuation allowance....         733          1,184          1,040            438            412            ---            ---
                            -------        -------        -------        -------        -------        -------        -------
Total, net.............      11,686         17,982         16,143         23,142         24,160         17,629          3,051
                            -------        -------        -------        -------        -------        -------        -------
Total non-performing
  assets...............     $20,780        $28,090        $28,211        $37,395        $39,848        $34,291        $16,809
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------
Restructured loans          $ 3,850        $ 4,444        $ 2,273        $ 8,262        $ 6,985            ---            ---
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------


     As detailed in the table on the previous page, the level of non-accrual loans and accruing loans past due 90 days or more declined from $12.1 million at year end 1993 to $9.1 million at September 30, 1994. At September 30, 1994, the Bank had $7.2 million in foreclosed assets, consisting of 40 properties, compared to $9.4 million, consisting of 44 properties at year end 1993. During the first nine months of the year, the Bank reclassified $2.6 million in loans to in-substance foreclosed assets. At September 30, 1994, the Bank had $5.2 million, consisting of 35 properties, classified as in-substance foreclosed assets compared to $7.8 million, consisting of 50 properties, at year end 1993. In the aggregate, the Bank is carrying 75 properties, totaling $11.7 million, net of a $.7 million valuation allowance, in foreclosed and in-substance foreclosed assets. This compares to 94 properties, totaling $16.1 million, net of a $1.0 million valuation allowance, at year end 1993.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed and in-substance foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets. Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank established an allowance for foreclosed assets in 1991. This allowance is funded through a provision for foreclosed assets which is charged to and included in foreclosed asset expense. In the nine month period ended September 30, 1994, the Bank provided $1.6 million to this allowance compared to $3.9 million in the comparable 1993 period. During the current period, the Bank charged $1.9 million in specific write-downs against this allowance compared to $3.2 million during the year earlier period. At September 30, 1994, the allowance for foreclosed assets totaled $.7 million compared to $1.0 million at year end 1993.

     The reduction of non-performing assets has been one of the primary objectives of the Bank and, as noted, total non-performing assets declined modestly during the period. A principal focus going forward will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area will be moderate. The amount of loans past due 60 days was essentially unchanged at $8.1 million at September 30, 1994, representing 1.0% of the total loan portfolio compared to $8.0 million or 1.0% of the total loan portfolio at year end 1993.

     The following table summarizes the Bank's accruing loans past due 60 days:


                                September 30,                                      At December 31,
                            ---------------------         ------------------------------------------------------------------
                             1994           1993           1993           1992           1991           1990           1989
                            ------         ------         ------         ------         ------         ------         ------
                                                                 (Amounts in thousands)

Loans past due 60 days:
  Mortgage.............     $ 6,792        $ 6,164        $ 7,369        $ 8,829        $ 9,072        $ 5,062        $ 4,534
  Consumer.............         716            857            651            815            525            753            561
  Commercial...........         617            524            ---             95            353            870            295
                            -------        -------        -------        -------        -------        -------        -------
Total..................     $ 8,125        $ 7,545        $ 8,020        $ 9,739        $ 9,950        $ 6,685        $ 5,390
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------


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

     To the extent that the Bank ultimately takes title to troubled assets, the Board of Directors and management of the Bank have established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce market time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 51 properties for an aggregate consideration of $5.5 million in the first nine months of 1994.
During the comparable 1993 period, the Bank sold and closed on 50 properties for an aggregate consideration of $5.2 million.

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for loan losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to earnings. This provision is determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for loan losses. Based on these factors, the Company provided $1.6 million to the allowance for loan losses during the first nine months of 1994 compared to $2.1 million during the comparable 1993 period. During the current 1994 period the Bank wrote off $2.1 million (net of recoveries).

      As part of the Burritt transaction, the Bank purchased approximately $169.3 million of loans at a $10.4 million discount, which was initially added to the Bank's allowance for loan losses. This discount was based upon management's assessment of the potential credit risk inherent in the portfolios acquired. During 1993, the Bank completed the valuation analysis of the loans acquired in the Burritt transaction. As a result of this analysis, the Bank allocated $6.0 million of the Burritt allowance for loan losses as a purchased loan discount. This amount is being accreted to interest revenue over the remaining terms of the acquired loans. At September 30, 1994, the allowance for loan losses totaled $6.5 million, which includes $1.8 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for loan losses totaled $7.0 million at year end 1993, which included $2.3 million allocated to the loans acquired in the Burritt transaction. The allowance for loan losses represented 71.6% of non-performing loans at September 30, 1994, compared to 57.8% at year end 1993.

          During the past several years, the performance of the Company has been adversely impacted through the loss of interest revenue and increases in the provisions for loan losses. To moderate this effect upon the Company's performance, the Bank, prior to the Burritt transaction, had been following a strategy of increasing the level of interest-earning assets. (See "Asset/Liability Management"). In addition to assertive marketing programs directed toward the origination of loans and deposits, the Bank has also borrowed funds from the FHLB of Boston and allocated these resources to the investment portfolio. The investments made by the Bank were, for the most part, in mortgage-backed securities issued by agencies of the U.S. Government. Additionally, in settlement of the difference between the amount of deposits and liabilities assumed and the assets purchased in the Burritt transaction, the FDIC advanced approximately $240 million to the Bank. These funds have been primarily allocated among various mortgage-backed security investment alternatives and other investment grade securities. As a result of these purchases, the investment portfolio totaled $322.6 million, representing 27.0% of total assets at year end 1993 and $336.3 million or 27.3% of total assets at September 30, 1994. In addition to mortgage-backed securities, the Company's investment portfolio is comprised of investment grade corporate bonds, marketable equity securities and money market preferred stock.

     The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires, in part, that certain investment securities that are classified as available for sale be recorded at market value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As a result, at September 30, 1994, the Bank recorded an unrealized loss, net of tax, of $2.9 million which is included as a reduction in Stockholders' equity. (See "Consolidated Financial Statements").

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

     During the nine months of 1994, deposits increased by $8.8 million or .9%, after interest credited of $26.1 million, from $1.006 billion, funding 84.3% of total assets at year end 1993, to $1.015 billion, funding 82.3% of total assets at September 30, 1994.

     Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLB of Boston as an alternative source of funds. At September 30, 1994, FHLB of Boston advances totaled $138.9 million, funding 11.3% of total assets, compared to $105.0 million, funding 8.8% of total assets at year end 1993. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLB of Boston have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLB of Boston to fund the purchase of various mortgage-backed securities.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $167.6 million in investable funds during the nine months of the year. In keeping with the Bank's asset and liability management objectives, the Bank sold $12.0 million in fixed rate mortgage loans during the first nine months of 1994. The Bank has retained servicing on all loans that have been sold and, at September 30, 1994, was servicing $132.7 million of mortgage loans for others.

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction, Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible. Through September 30, 1994, this amount was reduced to $3.7 million through amortization expense. This amount, in addition to approximately $154,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 10.9% and a ratio of tier 1 capital to risk-weighted assets of 9.9% at September 30, 1994.

     The FRB has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The FRB indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At September 30, 1994, the Company had a ratio of tier 1 capital to total assets of 5.5%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At September 30, 1994, Derby Savings' ratio of total capital to risk-weighted assets was 10.7% and its ratio of tier 1 capital to risk-weighted assets was 9.8%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at September 30, 1994 was 5.4%.

     Derby entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in April 1992, which required Derby to maintain a minimum tier 1 capital to total asset ratio of 5.5%. In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum to require that Derby have tier 1 capital to total assets ratio in excess of 5% by December 31, 1993, which the Bank has exceeded, and at or above 5.75% by December 31, 1994. However, management of the Bank has requested and the FDIC has approved an extension of the December 31, 1994 target date to June 30, 1995. The Bank's tier 1 capital ratio at September 30, 1994 was 5.4%. The Bank expects to achieve the 5.75% June 30, 1995 capital target through maintaining asset size at current levels and earnings retention.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a risk based capital ratio of 10% or greater, a tier one or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio to adjusted total assets of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a risk-based capital ratio of 8% or greater, a tier 1 or core capital to risk weighted assets ratio of 4% or greater, and a leverage ratio to adjusted total assets of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii) "undercapitalized" if the institution has a risk based capital ratio that is less than 8%, a tier 1 or core capital to risk weighted assets ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination) and a leverage ratio to adjusted total assets that is less that 3%; (iv)"significantly undercapitalized" if the institution has a risk-based capital ratio that is less than 6%, a tier one or core capital to risk weighted assets ratio that is less than 3%, and a leverage ratio to adjusted total assets ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. Based on its capital ratios as of September 30, 1994, the Bank believes it is "adequately capitalized" for purposes of this regulation.

     Regulatory capital ratios for the Company and the Bank at September 30, 1994 do not reflect any Financial Accounting Standards Board Statement No. 115 adjustment for unrealized gains or losses, net of tax, on investment securities classified as available-for-sale. At September 30, 1994, the Bank had a net unrealized loss of $2.9 million on investment securities classified as available-for-sale, which is included as a reduction to Stockholders' equity at that date in accordance with such Statement. The Federal Reserve Board and the FDIC have proposed, but not yet acted upon, revisions to their regulatory capital requirements that would include as a component of regulatory capital a FASB Statement No. 115 adjustment for unrealized gains or losses, net of tax, on securities classified as available-for-sale. Giving effect to such adjustment at September 30, 1994, the Company would have had a ratio of total capital to risk-weighted assets of 10.5%, a ratio of tier 1 capital to risk-weighted assets of 9.5% and a ratio of tier 1 capital to total assets of 5.3%. Corresponding ratios for the Bank would have been 10.3%, 9.3% and 5.2%, respectively.

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



SEPTEMBER 30, 1994
                                  More Than    More Than   More Than    More Than   More Than
                                 Six Months    One Year   Three Years  Five Years   10 Years
                    Six Months     To One      To Three     To Five      To Ten       To 20     More Than
                      or Less       Year         Years       Years        Years       Years     20 Years      Total
                    ----------   ----------    ---------  -----------  ----------   ---------   ---------     -----
                                                         (Dollar amounts in thousands)

ASSETS:
 Investments:
  Investment
   securities         $130,500     $75,523      $73,203      $28,336     $20,107      $5,649        $596    $333,914
  Federal funds
   sold                  4,125          --           --           --          --          --          --       4,125
                      --------    --------     --------      -------     -------     -------     -------  ----------

 Total investments     134,625      75,523       73,203       28,336      20,107       5,649         596     338,039
                      --------    --------     --------      -------     -------     -------     -------  ----------

 Loans:
  Fixed-rate
   mortgages             5,012       5,290       23,196       24,926      59,627      54,239      23,958     196,248
  Adjustable-rate
   mortgages           262,292     219,855       27,830        4,622          30          --          --     514,629
  Consumer loans        76,581       8,189        3,774        2,884       2,138         804          --      94,370
  Commercial loans      20,529         144        1,728          128          31          25          --      22,585
                      --------    --------     --------      -------     -------     -------     -------  ----------

  Total loans          364,414     233,478       56,528       32,560      61,826      55,068      23,958     827,832
                      --------    --------     --------      -------     -------     -------     -------  ----------

TOTAL INTEREST-
 SENSITIVE
 ASSETS               $499,039    $309,001     $129,731      $60,896     $81,933     $60,717     $24,554  $1,165,871
                      --------    --------     --------      -------     -------     -------     -------  ----------
                      --------    --------     --------      -------     -------     -------     -------  ----------

LIABILITIES:
 Regular & club
  savings             $221,713    $     --     $     --      $    --     $    --     $    --     $    --    $221,713
 Certificates of
  deposit              219,673     116,604      113,314       62,874          --          --          --     512,465
 Money market
  accounts             205,687          --           --           --          --          --          --     205,687
 NOW accounts           46,761          --           --           --          --          --          --      46,761
 FHLB of Boston
  advances              65,855      12,702       54,690        2,500       3,120          --          --     138,867
                      --------    --------     --------      -------     -------     -------     -------  ----------

TOTAL INTEREST-
 SENSITIVE
 LIABILITIES          $759,689    $129,306     $168,004      $65,374      $3,120     $    --     $    --  $1,125,493
                      --------    --------     --------      -------     -------     -------     -------  ----------
                      --------    --------     --------      -------     -------     -------     -------  ----------


GAP (repricing
 difference)        ($260,650)    $179,695    ($38,273)     ($4,478)     $78,813     $60,717     $24,554
Cumulative GAP      ($260,650)    ($80,955)  ($119,228)   ($123,706)    ($44,893)    $15,824     $40,378
Cumulative GAP/
 total assets           -21.1%       -6.6%        -9.7%       -10.0%       -3.6%        1.3%        3.3%

Ratio of
 interest-
 sensitive
 assets
 to interest-
 sensitive
 liabilities             65.7%      239.0%        77.2%        93.2%     2626.1%                              103.6%

Cumulative ratio
 of interest-
 sensitive
 assets to
 interest-
 sensitive
 liabilities                         90.9%        88.7%        89.0%       96.0%      101.4%      103.6%



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




                                                 DS Bancor, Inc.
                                   ------------------------------------------
                                                   Registrant



Date:   November 10, 1994     By:          /S/ Harry P. DiAdamo, Jr.
      ----------------------       ------------------------------------------
                                               Harry P. DiAdamo, Jr.
                                                  President & CEO



Date:   November 10, 1994     By:          /S/ Alfred T. Santoro
      ----------------------       ------------------------------------------
                                               Alfred T. Santoro
                                       Vice President, Treasurer and CFO