Form 10-Q/A
period 1994-09-30
DS BANCOR INC
filed 1994-12-22
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT TO
                                  -------------
                                    FORM 10-Q

(Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1994
                                         ------------------

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                    ------------------      -------------------

                         Commission file number 0-16193

                                 DS BANCOR, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          06-1162884
          --------                                          ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or organization)                         Identification No.)

                     33 Elizabeth Street, Derby, Connecticut
                     ---------------------------------------
                    (Address of principal executive offices)

                                      06418
                                     ------
                                   (Zip Code)

                                 (203) 736-1000
                                  -------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----


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


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable


ITEM 5  OTHER INFORMATION
Not Applicable


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index

      Exhibit                                   Page of this
      Number                                       Report
      -------                                      ------

         27    Financial Data Schedule                43

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        DS Bancor, Inc.
                                                 ----------------------------
                                                         Registrant


Date:  December 21, 1994             By:        /S/Harry P. DiAdamo, Jr.
     ----------------------                  -----------------------------
                                                  Harry P. DiAdamo, Jr.
                                                     President & CEO


Date:  December 21, 1994               By:         /S/Alfred T. Santoro
     ----------------------                  ---------------------------------
                                                     Alfred T. Santoro
                                             Vice President, Treasurer and CFO