Form 10-K405
DS BANCOR INC
filed 1995-03-30
CIK 790168

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1994
                          --------------------------

                                       OR
[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------
                         Commission file number 0-16193


                                 DS BANCOR, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)
                 Delaware                                    06-1162884
                 --------                                    ----------
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

                     33 Elizabeth Street, Derby, Connecticut
                     ---------------------------------------
                    (Address of principal executive offices)
                           06418                          (203) 736-1000
                           -----                          --------------
                         (Zip Code)                 (Registrant's telephone #)

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the market price of the registrant's common stock as of March 23, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant is $55,026,694 *

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class:  Common Stock, par value $1.00 per share
                Outstanding at March 23, 1995:  2,882,324 shares


                      DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II:
Portions of the Annual Report to Stockholders for the year ended December 31, 1994.
Part III:
Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 26, 1995.


* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates. Excludes all other shareholders beneficially owning more than 5% of the registrant's common stock.

Item 1.  BUSINESS

GENERAL

On August 31, 1987, DS Bancor, Inc. (the "Company" or "DS Bancor") became the holding company for Derby Savings Bank ("Derby Savings" or the "Bank"). The Company was formed in 1986 at the direction of the Board of Directors of the Bank for the purpose of becoming the Bank's holding company, and the Company engaged in no business until it became the holding company for the Bank in August 1987. At that time, each of the outstanding shares of Derby Savings common stock was automatically converted and exchanged into one share of the Company's common stock. The Company's principal assets consist of all of the outstanding shares of Derby Savings. The Company's business consists mainly of the business of Derby Savings. Derby Savings is a Connecticut-chartered stock savings bank operating through 22 full-service banking offices in western New Haven and eastern Fairfield counties and Hartford County. The Bank obtained its Connecticut charter as a mutual savings bank in 1846. On December 4, 1985, the Bank converted to a stock savings bank, selling 2,217,856 shares of common stock, and receiving net proceeds of approximately $28.8 million. Deposits at Derby Savings are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Banking Commissioner of the State of Connecticut (the "Commissioner"). The Company, as a bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB").

Derby Savings is primarily engaged in the business of attracting deposits from and providing loans to the residents and businesses located within the Bank's market area. The Bank's customer base includes long-time customers mainly employed in manufacturing and service industries as well as newer customers employed by high technology industries in the northern and western parts of the Bank's market area. At December 31, 1994, the Bank had deposits of $1.03 billion, funding 84.1% of the Bank's $1.22 billion in assets. The Bank offers a variety of deposit products to meet the various investment objectives of its depositors, including regular savings, certificates of deposit, money market accounts, individual retirement accounts and keogh accounts. In addition to deposits, which serve as the Bank's primary source of funds, the Bank augments its lending and investment activities through borrowings from the Federal Home Loan Bank of Boston ("the FHLBB"), which serves as a credit facility for its members. At December 31, 1994, the Bank had borrowings from this source of $111.1 million, funding 9.1% of assets.

The lending activities of the Bank are primarily focused upon meeting the credit needs of the consumer segment of the Bank's market area. The Bank's consumer orientation has evolved into essentially two primary products which are secured by residential real estate and represent the core business of the Bank. At December 31, 1994, $683.6 million, representing 55.9% of the Company's assets, were invested in loans secured by first liens on one-to-four family residences. Complementing the Bank's financing of residential real estate is the home equity line of credit (the "HELOC") which is also secured by residential real estate and utilized by consumers to finance various purchases and expenditures. The flexibility of this means of consumer finance is reflected in the demand for this product which has enabled the Bank to allocate $70.2 million or 5.7% of its assets to this product. In addition to these primary products, the Bank also provides financing for other consumer needs, multi-family housing, as well as financing for commercial real estate, construction and local businesses. The Bank's investment in these product lines in the aggregate totaled $87.9 million, representing 7.2% of the Company's assets at December 31, 1994. The Company's corporate headquarters are located at 33 Elizabeth Street, Derby, Connecticut 06418 (telephone: 203-736-1000).

RESULTS OF OPERATIONS. Net income for totaled $5,710,000 or $1.95 per share (fully diluted) compared to $6,474,000 or $2.25 per share (fully diluted) for the prior year. Net income for 1993 includes $1,548,000 or $.54 per share (fully diluted) resulting from the adoption of Financial Accounting Standards Board Statement 109. This amount represents the cumulative effect of a change in accounting for income taxes effective January 1, 1993. Net income for the year ended December 31, 1993 before the cumulative effect of the change in accounting principle totaled $4,926,000 or $1.71 per share (fully diluted). The Company declared a 5% stock dividend on February 15, 1995. The per share amounts for the current and prior periods have been retroactively adjusted to give effect to this stock dividend.

Net interest income for 1994 increased $4.0 million or 12.9% from $30.5 million for 1993 to $34.5 million for 1994. The increase in net interest income of the Company resulted from an improvement in the net yield on interest-earning assets. For 1994, the net yield on interest-earning assets increased to 2.94%, from 2.68% for 1993.

Stockholders' equity totaled $67.1 million or $23.30 per share at December 31, 1994 and represented 5.5% of total assets. In accordance with Financial Accounting Standards Board Statement No. 115, stockholders' equity at December 31, 1994 included a $5.6 million unrealized loss, net of tax effect, on securities classified as available for sale (see "Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders"). For 1994, net income represented a return on average assets and a return on average stockholders' equity of .47% and 8.34%, respectively, compared to .54% and 10.30% respectively, for 1993.

During 1994, the Company made further progress in reducing the level of non-performing assets, which includes non-performing loans and foreclosed and in-substance foreclosed assets. At December 31, 1994, non-performing assets totaled $20.8 million or 1.7% of total assets, reflecting a $7.4 million or 26% decline from $28.2 million or 2.4% of total assets at year end 1993. However, the volume and flow of non-performing assets continued to dampen the performance of the Company throughout the year through for losses and the expenses attendant to the management and disposition of these assets.

During 1994, the Bank charged off loans, net of recoveries, totaling $2.5 million against the allowances for credit losses. For 1994, the provision for credit losses totaled $2.3 million compared to $2.5 million for 1993. At December 31, 1994, the allowances for credit losses totaled $6.8 million representing 64.9% of non-performing loans.

For 1994, the Bank provided $2.2 million to the allowance for estimated losses on foreclosed assets compared to $4.3 million for 1993. The allowance for estimated losses on foreclosed assets totaled $439,000 at December 31, 1994, after foreclosed asset charge-offs of $2.8 million during the year.

BURRITT TRANSACTION. On December 4, 1992, Derby Savings entered into an Insured Deposit Purchase and Assumption Agreement ("P & A") with the FDIC, pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, Connecticut in an FDIC-assisted transaction. In the transaction, the Bank assumed approximately $460 million of insured deposits and approximately $5.5 million of other liabilities of Burritt.

The assets of Burritt acquired included cash, various securities and certain other assets totaling approximately $54.0 million and two loan pools of one-to-four family mortgage loans and consumer loans, with book values of approximately $139.7 million and $29.6 million, respectively. The loans acquired in this transaction were purchased at a $10.4 million discount, which was initially allocated to the specific allowance for credit losses. Specific allocations of the acquired allowance for credit losses, to reflect the fair value of loans acquired, have been made as management of the Bank identified probable losses. During 1993, the Bank completed a valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt allowance for credit losses as a purchased loan discount (Note 3). This amount is being accreted to interest income over the remaining terms of the acquired loans.

The FDIC paid $240.4 million in cash to Derby in settlement of the difference between the amount of deposits and liabilities assumed and the assets acquired by Derby, less the $6.2 million premium paid by Derby in the transaction.

As a result of the Burritt transaction, Derby added 11 banking offices located in the greater New Britain area.

MEMORANDUM OF UNDERSTANDING. During 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum called for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. The Memorandum also called for the level of delinquent loans to be reduced to no more than 5% of gross loans by December 31, 1993. At December 31, 1994, delinquent loans totaled $32.0 million or 3.8% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification required Derby to have tier 1 capital in excess of 5% of total assets by December 31, 1993 and tier 1 capital at or above 5.75% of total assets by December 31, 1994. However, management of the Bank has requested and the FDIC has approved an extension of the December 31, 1994 target date to June 30, 1995. The Bank's tier 1 capital ratio at December 31, 1994 was 5.5%. The Bank expects to achieve the June 30, 1995 capital target of 5.75% through maintaining asset size at current levels and earnings retention.

BRANCH OFFICES. During the second quarter of 1994, the Bank relocated the operations of the former New Britain main office of Burritt. Since the acquisition of Burritt in December 1992, the Bank had been renting the former main office of Burritt from the FDIC. The move to the new facility has allowed the Bank to expand the level of services provided to include drive-up and automated teller machine ("ATM") facilities.

In January 1994, the Bank closed one of its five branch offices located in New Britain, which was acquired in the Burritt transaction. The customers of this office can be serviced by any one of the Bank's other offices in New Britain or the surrounding communities. (See Item 2 -- Properties.)

DERBY FINANCIAL SERVICES.   In order to broaden the scope of available financial
services to the communities served by the Company, the Bank, through it's subsidiary, Derby Financial Services ("DFS"), began offering brokerage services in 1993. The former Burritt had been providing this type of service to the greater New Britain area for several years. The products offered through DFS include various equity securities, bonds and mutual funds.

MARKET AREA
The Bank currently operates twenty-two banking offices located in western New Haven, eastern Fairfield and Hartford counties. The Bank has ATM's at 16 of its offices. The Bank primarily generates deposits and originates loans in these geographic areas.

The Company is headquartered in Derby, which is located in close proximity to New Haven, Bridgeport and Danbury. This area is served by an excellent highway system, which allows both east/west (Interstates 95 and 84 and the Merritt Parkway) and north/south (Route 8) travel both within the state and access to New York City, Hartford and Boston. Long distance travel is facilitated by service at three airports. The ports of New Haven and Bridgeport are active entry points to the Northeast.

The Route 8 corridor has experienced an influx of high technology and service companies. Such companies include Southern New England Telephone, Tetley Tea, Philips Medical Systems and Black & Decker. This influx has contributed to a shift in the employment mix away from traditional industries, including machinery, metal working and chemical processing. Additionally, the area is known for its educational and medical facilities, such as Yale University.

LENDING ACTIVITIES

GENERAL. Derby Savings, like most other savings institutions, traditionally concentrates its lending activities on the origination of loans secured by first mortgage liens for the construction, purchase or refinancing of residential real property. Also during the past several years, the Bank has enhanced its consumer lending through the origination of HELOC's. While residential first mortgage loans and HELOC's are the primary focus of Derby Savings' lending activities, the Bank also originates other consumer loans, commercial real estate mortgages and commercial business loans. At December 31, 1994, the Bank's loan portfolio totaled $841.7 million and represented 68.8 % of total assets.

ONE-TO-FOUR FAMILY UNITS. At December 31, 1994, Derby Savings' total mortgage loan portfolio was $721.0 million, of which $55.2 million is identified as held for sale, compared to $660.6 million, with no loans identified as held-for-sale at December 31, 1993. At December 31, 1994, Derby Savings Bank held in its portfolio $683.6 million of first mortgage loans secured by one-to-four family residential units which represented 94.8% of its total mortgage loan portfolio. Of this amount, $6.9 million or 1.0 % were non-performing loans. These include loans which are non-accruing or past due 90 days.

During 1994, Derby Savings offered adjustable-rate residential mortgage loans having one-year and three-year adjustment periods, each for a maximum term of 30 years. The interest rate on the one-year adjustable-rate loans is 3.00% above the One-Year Treasury Index. The payment and interest rate adjust annually with a maximum interest rate adjustment of 2% per adjustment and 6.00% above the original interest rate over the term of the loan. Derby Savings Bank also offers a convertible mortgage program which allows the borrower to convert their one year adjustable rate mortgage to a fixed rate mortgage between the 13th and 60th payment. Interest rates on the three-year adjustable-rate loans are fixed for the first three years and either adjust every three years thereafter or adjust annually thereafter on the same basis as the one-year adjustable-rate loans. The Bank offers adjustable-rate loans to finance non-owner occupied residences at a somewhat higher margin above the One-Year Treasury Index.

The Bank offers special mortgage programs to assist first time home-buyers purchasing one and two family homes, or condominium units, including a five year fixed rate mortgage priced below the regular 30 year fixed rate product. There are no points, and the Bank will accept applications up to 40 years in term and financing of up to 90%. Additionally, the Bank offers a 30-year fixed rate program with financing of up to 95%.

Derby Savings does not originate residential mortgage loans which exceeded 95% of the value of the security for the loan. In the event that the amount of a mortgage loan exceeds 80% of the value of the real estate and improvements, the Bank requires that the loan be insured against default by private mortgage insurance, which effectively reduces the loss exposure to a 75% loan-to-value ratio.

The Bank originates fixed-rate mortgage loans which, from time to time, are sold in the secondary market in order to achieve the desired balance between interest-sensitive assets and liabilities and to be able to continue to meet the credit needs of the local community. The Bank pools such mortgages to facilitate their sale to investors, primarily the Federal Home Loan Mortgage Corporation (the "FHLMC") under its forward commitment programs and, to a lesser extent, the Federal National Mortgage Association (the "FNMA"). The Bank retains the servicing rights on loans sold in the secondary market.

Most of the mortgage loans originated by Derby Savings include a "due-on-sale" clause, giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or transfers title of the real property subject to the mortgage. Due-on-sale clauses contained in residential real estate mortgages have been ruled enforceable in Connecticut by the state's highest court. Federal legislation also provides for the enforceability of due-on-sale clauses.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 1994, loans secured by multi-family residences totaled $8.0 million or 1.1% of the Bank's mortgage loan portfolio. At December 31, 1994, $1.8 million or 22.1% of loans secured by multi-family residences were non-performing. Loans to finance commercial real estate totaled $27.0 million and represented 3.7% of the Bank's mortgage loan portfolio at year end 1994. There were $.2 million or .7% of commercial real estate loans that were non-performing at year end 1994. The interest rate on multi-family and commercial real estate loans generally ranges from 3.75% to 4.0% above the One-Year Treasury Index and adjusts every year with annual adjustment limits ranging from 2% to 3% and total adjustments over the life of the loan generally limited from 5% to 7.5% above the initial interest rate. Multi-family and commercial real estate loans generally amortize over terms of 15 to 25 years, but may be called or modified by the Bank after ten years. Derby Savings generally limits multi-family and commercial real estate loans to 75% of the value of the property securing the loan.

CONSTRUCTION LOANS. In the area of real estate development and construction lending, which is primarily for residential and condominium construction, the Bank, at December 31, 1994, had commitments to lend $4.2 million, of which $2.4 million was outstanding at year end 1994, representing .3% of the mortgage loan portfolio. In comparison, at year end 1993, $3.3 million was committed to construction projects, of which $2.8 million was advanced, which represented .4% of the mortgage loan portfolio. At December 31, 1994, there were no construction and development loans that were non-performing.

The allowance for credit losses specifically allocated to the mortgage loan portfolio totaled $4.5 million at December 31, 1994, which represented 50.7% of the non-performing mortgage loans. This allowance includes $1.3 million allocated to the loans acquired in the Burritt transaction.

CONSUMER LOANS. Connecticut savings banks are currently authorized by statute to invest in secured and unsecured consumer loans without limitation as to dollar amount. Savings banks are also authorized to issue credit cards and lend money to individuals in connection with related lines of credit and to make student loans under the Connecticut Guaranteed Student Loan program (the "CGSL"). At December 31, 1994, the Bank had $98.0 million or 11.6% of its total loan portfolio invested in consumer loans.

To enable home owners to utilize some of the equity in the value of their homes, Derby Savings offers basically two types of second mortgage loans. Under the home equity loan program, loans amortizing up to 20 years are made at rates designed to be competitive in the market place. At December 31, 1994 and 1993, the Bank had $19.3 million and $18.9 million, respectively in home equity loans. Under the Home Equity Line of Credit ("HELOC") program, loans are made for an original term of twenty years at either fixed rates or an interest rate adjusting monthly at 1.5% to 2.5%, above a commercial bank prime rate as published under key rates in the New York Times ("Derby Savings Prime").

During 1994, the Bank originated HELOC's at Derby Savings Prime for the first six months, and thereafter at 1.5% to 2.5% over prime. These loans typically require payment of interest only for ten years at which point the note requires amortization to maturity. The amortizing second mortgage loan and the home equity line of credit loan are made up to 75% and 90% respectively of the appraised value of the home including prior encumbrances. Home Equity Lines of Credit outstanding totaled $130.5 million with $70.2 million in use at year end

1994 compared to $124.8 million with $68.4 million in use at year end 1993. These loans represented 71.6% of the consumer loan portfolio and 8.3% of total loans at December 31, 1994.

The Bank offers both marine loans and automobile loans to its customers. Marine loans are made up to 75% of the sale price on new boats and 75% of the appraised value of used boats and are personally guaranteed by the principals of any corporate borrowers. The rates on these loans are generally fixed for a maximum of fifteen years. The Bank, at December 31, 1994, had $1.4 million in marine loans. Automobile loans on new vehicles are made up to 90% of the sales price, while used vehicles are limited to 80%. Loans are generally made up to five years at fixed rates on new vehicles.

Under the Connecticut Guaranteed Student Loan (CGSL) program, the Bank is authorized to loan annually up to $4,000 to qualifying parents. At December 31, 1994, the Bank had $146,000 in parent loans. The interest rate on these loans is partially subsidized and the principal and interest are fully guaranteed by the federal government. Additionally the Bank also accepts loan applications for student loans. These applications are forwarded to CGSL for processing.

At December 31, 1994, $1.1 million or 1.1% of the consumer loan portfolio was non-performing. Of this amount, $635,000 or 57.8% are HELOC loans. The allowance for credit losses specifically allocated to consumer loans totaled $1.3 million at December 31, 1994, which represented 115.3% of the non-performing consumer loans. This allowance includes $497,000 allocated to loans acquired in the Burritt transaction.

COMMERCIAL LENDING. The Bank has developed a commercial loan portfolio which totaled $22.7 million or 2.7% of the total loan portfolio at December 31, 1994. The Bank targets businesses with $1 million to $5 million in annual revenues. The Bank's commercial lending personnel, including a credit analyst, have considerable experience in commercial lending.

Derby Savings also offers traditional line of credit loans to businesses which are secured by inventories and receivables. At December 31, 1994, $13.3 million was committed to such lines of credit, $5.1 million of which was being used. These lines of credit, which individually range from $10,000 to $4.0 million, had an average amount outstanding of $106,000 at December 31, 1994. The interest rate on these loans varies monthly at a margin above Derby Savings Prime. Each loan on the credit line must be repaid within 11 months of its origination.

The commercial loan portfolio at December 31, 1994, in part, consisted of loans to local real estate developers and builders. Land improvement loans are made up to 75% of the value of the land. When construction loans are made to an experienced developer who already has a signed purchase contract with a buyer, and a 10% deposit, the loan is classified as a commercial loan rather than a construction loan. Such loans are made up to 100% of construction cost, exclusive of the developer's equity in the land. All such loans are short-term with an interest rate floating at a margin above Derby Savings Prime.

At December 31, 1994, $3.3 million or 14.5% of the Company's investment in commercial loans was for the development of real estate, with the remaining portfolio comprised of loans for various business needs.

At year end 1994, $527,000, representing 2.3% of the commercial loan portfolio, was non-performing. The allowance for credit losses allocated to commercial loans totaled $1.0 million at December 31, 1994, which represented 197.7% of the non-performing commercial loans.

LOAN MATURITIES. The following table sets forth certain information at December 31, 1994 regarding maturities and repricing in the Bank's loan portfolio. Loans are net of deferred loan fees and of non-accruing loans.

                                         One Year    One through     Over
                                         or Less     Five Years   Five Years
                                         --------    -----------  ----------
                                                (Amounts in thousands)
Permanent mortgage loans                 $493,611     $ 82,293     $135,119
Construction loans                          2,272          ---          ---
Commercial loans                           21,904          177           53
Consumer loans                             85,376        7,515        4,054
                                         --------     --------     --------
Total loans receivable                   $603,163     $ 89,985     $139,226
                                         ========     ========     ========

The following table sets forth, as of December 31, 1994, the principal dollar amount of performing loans due after one year, net of deferred fees which have pre-determined interest rates and floating or adjustable interest rates.

                                              Due After December 31, 1995
                                         --------------------------------------
                                         Predetermined           Floating or
                                             Rates             Adjustable Rates
                                         -------------         ----------------
                                                 (Amounts in thousands)
Permanent mortgage loans                 $181,206                  $ 36,094
Construction loans                            112                       ---
Commercial loans                              230                       ---
Consumer loans                             10,970                       599
                                         --------                  --------
     Total loans receivable              $192,518                  $ 36,693
                                         ========                  ========

LOAN ORIGINATIONS. Loan originations are developed by the Bank's mortgage, consumer and commercial loan departments from a number of sources including realtor, builder and customer referrals. Bank personnel routinely call on various real estate firms and attend regular monthly meetings of the local real estate board. Commercial loan originations are primarily developed by direct solicitation of both present and new customers by commercial loan officers. Consumer loan services are solicited by direct mail to existing depositors and mortgage loan customers. Advertising is also used to promote various consumer loans.

Applications for all types of loans are taken at all of the Bank's offices. The Bank's commercial banking and loan representatives go to borrowers' homes or businesses to assist with the preparation of loan applications. All mortgage and commercial loan application underwriting is centralized.

The Bank's staff underwriters have individual lending authority with limits ranging up to $250,000; the senior lending officer has a $500,000 limit. The management loan committee, which is composed of the Bank's president, executive vice president, senior lending officer, chief financial officer and the senior officer of each lending department, can approve loans of up to $1.5 million.

Loans in excess of $1.5 million require approval by the Board of Directors. Loans to one entity, which aggregate $4.0 million, may be approved by the management loan committee.

All property securing real estate loans made by Derby Savings is appraised by staff appraisers or an independent appraiser selected by the Bank. For all real estate loans, Derby Savings requires the borrower to obtain title, fire and extended casualty insurance and, where appropriate, flood insurance.

The Bank encounters certain environmental risks in its lending activities.
Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like Derby Savings, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which the Bank lends include comment on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by requiring an environmental survey and/or audit. No assurance can be given, however, that the value of properties securing loans in Derby Savings' portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank's exposure to liability for environmental cleanup.

Derby Savings issues commitments to prospective borrowers to make loans subject to various conditions. Loan commitments are generally issued to finance residential properties, commercial loans and for construction loans secured by commercial and multi-family residential properties. With respect to fixed rate single-family residential mortgage loans, it is the policy of the Bank either to issue 30-day commitments to lend at the prevailing rate of interest at the time of commitment, or to lock in the interest rate after the time of application.
In order to lock in the interest rate, the applicant must pay an origination fee of one half of one percent of the loan amount. This fee is deducted from the mortgage origination fee due at closing. On adjustable rate mortgages, it is the policy of the Bank to hold the prevailing interest rate at the time of application and to issue a 60 day commitment when the loan is approved, or to lock in the interest rate after the time of application, for 60 days. In order to lock in the interest rate for 60 days, the applicant must pay an origination fee of one half of one percent of the loan amount. This fee is deducted from the mortgage origination fee due at closing. The proportion of the total volume of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 1994, Derby Savings had $10.8 million of loan origination commitments outstanding.

LOAN COMPOSITION. The following table summarizes the types of loans held by the Bank at the dates indicated and the percentage of loans in each category to net loans:

                                              At December 31,
                           ----------------------------------------------------
Types of Loans:              1994       1993       1992       1991       1990
                             ----       ----       ----       ----         ----
                            Amount     Amount     Amount      Amount     Amount
                               %          %          %           %          %
                           ----------------------------------------------------
                                           (Amounts in thousands)
MORTGAGES
One-to-Four Family         $683,557   $621,561   $553,453   $366,047   $391,019
                               81.9       79.8       78.2       72.0       71.1

Multi-Family                  8,007      8,544      7,278      7,508      7,639
                                1.0        1.1        1.0        1.5        1.4

Commercial                   27,043     27,747     29,848     29,596     29,543
                                3.2        3.6        4.2        5.8        5.4

Construction                  2,364      2,753      2,782      2,825      4,597
                                 .3         .3         .4         .5         .8
                           --------   --------   --------   --------   --------
Total                       720,971    660,605    593,361    405,976    432,798
                               86.4       84.8       83.8       79.8       78.7


CONSUMER LOANS

HELOC                        70,177     68,386     71,428     60,158     62,629
                                8.4        8.8       10.1       11.8       11.3

Other Consumer               27,866     27,134     34,239     14,206     16,367
                                3.3        3.5        4.8        2.8        3.0
                           --------   --------   --------   --------   --------
Total                        98,043     95,520    105,667     74,364     78,996
                               11.7       12.3       14.9       14.6       14.3


COMMERCIAL LOANS             22,660     30,141     22,931     31,994     40,769
                                2.7        3.8        3.2        6.3        7.4
                           --------   --------   --------   --------   --------
Total Loans                 841,674    786,266    721,959    512,334    552,563
                              100.8      100.9      101.9      100.7      100.4
Less Allowances For
  Credit Losses               6,803      6,979     13,937      3,674      2,313
                                 .8         .9        1.9         .7         .4
                           --------   --------   --------   --------   --------
Loans Receivable,Net       $834,871   $779,287   $708,022   $508,660   $550,250
                           ========   ========   ========   ========   ========

PURCHASE AND SALE OF LOANS AND LOAN SERVICING. The Bank, from time to time, sells loans in the secondary mortgage market while retaining servicing rights. The loans that are sold are predominantly fixed rate mortgage loans. The Company sold $12.1 million in fixed rate mortgage loans in 1994, compared to $30.0 million in 1993, in order to achieve the desired balance between interest-sensitive assets and liabilities and to provide additional funds to meet the credit needs of the local community. Loan servicing on loans sold is performed by the Bank, which retains a portion (normally 3/8 of 1%, exclusive of any excess servicing fees) of the interest paid by the borrower in consideration for the servicing of the loan.

In order to supplement local mortgage loan originations, the Bank has purchased single family adjustable rate mortgage loans. These purchases totaled $21.9 million during 1994 and $8.8 million during 1993. At year end 1994, approximately 73% of the mortgage portfolio was invested in adjustable rate loans, compared to 70% in 1993.

The following table sets forth information as to Derby Savings' loan servicing portfolio at the dates shown.

                                            At December 31,
                        ------------------------------------------------------
                              1994               1993             1992
                        ----------------  ----------------  ------------------
                                         (Amounts in thousands)
Loans owned by
  the Bank              $796,138   86.0%  $743,197   83.2%  $  615,638   58.0%
Loans Serviced
  For Others             129,345   14.0    149,868   16.8      445,184   42.0
                        --------  -----   --------  -----   ----------  -----
Total Loans Serviced    $925,483  100.0   $893,065  100.0   $1,060,822  100.0
                        ========  =====   ========  =====   ==========  =====


LOAN ACTIVITIES. During 1994, the Bank originated $164.9 million in mortgage loans and $91.2 million in other loans, compared to $188.6 million in mortgage loans and $78.5 million in other loans during 1993.

The table below shows real estate mortgage loan origination, sale and repayment activities of Derby Savings for the periods indicated.

                                                       At December 31,
                                                ----------------------------
                                                  1994      1993      1992
                                                --------  --------  --------
                                                    (Amounts in thousands)
Loans originated:
  Construction loans originated                 $  1,981  $  1,580  $  1,757
  Purchase/refinance                             162,875   187,056   138,909
                                                --------  --------  --------
      Total loans originated                     164,856   188,636   140,666

  Loans purchased                                 21,938     8,663   152,090
                                                --------  --------  --------
      Total loans originated and purchased       186,794   197,299   292,756

Loans sold:
  Participations                                     ---       111       927
  Whole loans                                     12,139    29,875    24,904
                                                --------  --------  --------
      Total loans sold                            12,139    29,986    25,831

Loan principal reductions                        118,301    94,156    79,337
                                                --------  --------  --------

Total loans sold and principal reductions        130,440   124,142   105,168
                                                --------  --------  --------
  Increase (decrease) in real estate
      mortgage loans (before net items)         $ 56,354  $ 73,157  $187,588
                                                ========  ========  ========

The following table shows non-real estate loan originations and purchases and principal reductions of the Bank for the periods indicated.

                                                       At December 31,
                                                ----------------------------
                                                  1994      1993      1992
                                                --------  --------  --------
                                                   (Amounts in thousands)
Loans originated and purchased:
  Personal                                      $    637  $   331   $  1,150
  Home improvement                                   243       88     18,775
  Home equity credit line                         43,784   43,236     40,666
  Auto                                             1,879       58      3,164
  Education                                          111      545        498
  Collateral                                       2,194    2,246      3,186
  Marine                                             ---       13        571
  Leeway                                             ---       --         --
  Commercial                                      42,324   32,002     12,653
                                                --------  --------  --------
      Total loans originated and purchased        91,169   78,519     80,663
                                                --------  --------  --------

Loan principal reductions:
  Personal                                           583    1,326        448
  Home improvement                                   342    2,647      2,594
  Home equity credit line                         41,224   47,192     29,396
  Auto                                             1,116    1,704        206
  Education                                          389      491        461
  Collateral                                       2,200    2,203      2,043
  Marine                                             646    1,247        904
  Leeway                                              61       --         74
  Commercial                                      49,866   24,389     22,529
                                                --------  --------  --------
      Total principal reductions                  96,427   81,199     58,655
                                                --------  --------  --------
  Increase (decrease) in loans
      (before net items)                        $ (5,258) $(2,680)  $ 22,008
                                                ========  ========  ========

FEE INCOME FROM LENDING ACTIVITIES. Fee income from lending activities is primarily generated from origination fees on one-to-four family mortgage loans. These fees range from 1% to 3% of the total loan amount and vary depending on the mortgage program. Origination fee income is also generated from home improvement loans, commercial loans, multi-family loans and other non-residential loans.

As required by the Statement of Financial Accounting Standards No. 91 ("SFAS 91"), "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the Bank defers certain direct costs and loan fees resulting from the origination of loans, which will be amortized as an adjustment of yield over the contractual term of the related loans.

In addition to origination fees, Derby Savings charges annual fees for HELOC loans, and fees for loan modifications, late payments, changes of property ownership and for related miscellaneous services.

USURY LIMITATIONS. Federal legislation preempted all state usury laws concerning residential first mortgage loans unless the state legislature acted to override the pre-emption by April 1, 1983. The Connecticut legislature did not act to override the federal pre-emption. Connecticut law currently imposes no ceiling on interest rates on loans made by the Bank.

COLLECTION PROCEDURES AND ALLOWANCE FOR CREDIT LOSSES. When a borrower fails to make a required payment by the 20th day after the payment is due, Derby Savings attempts to cause the delinquency to be cured by corresponding with the borrower. If the delinquency continues, the Bank corresponds further with the borrower and, through telephone calls and letters, attempts to determine the reason for and cure the delinquency. If the delinquency cannot be cured, the Bank institutes appropriate legal action.

When Derby Savings acquires real estate through foreclosure or by deed in lieu of foreclosure ("foreclosed assets"), the real estate is placed on the Bank's books at the lower of the carrying value of the loan or the fair value of the real estate based upon a current appraisal. Any reduction below the value previously recorded on the books is charged against the allowance for estimated losses on foreclosed assets.


The allowance for credit losses has been established through provisions for credit losses and is a valuation allowance which is reflected as a deduction from loans. The allowance represents amounts which, in management's judgement, will be adequate to absorb possible losses on loans that may become uncollectible, based on such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, the average of the Bank's credit losses less recoveries for the current and preceding five years, and review of specific problem loans. At December 31, 1994, the allowance for credit losses totaled $6.8 million, which represented 64.9% of the $10.5 million of non-performing loans.

Included in loans outstanding at December 31, 1994 and 1993 were $10.5 million and $12.1 million, respectively, in non-performing loans. Included in these amounts were $8.9 million in mortgage loans, $1.1 million in consumer loans and $527,000 in commercial loans at December 31, 1994 and $9.0 million in mortgage loans, $1.7 million in consumer loans and $1.4 million in commercial loans at December 31, 1993. At December 31, 1994 and 1993, non-accrual interest on these loans totaled approximately $640,000 and $810,000, respectively.

Transactions in the allowance for credit losses for each of the five years in the period ended December 31, 1994 were as follows.

                                   At And For The Years Ended December 31,
                              -------------------------------------------------
                               1994       1993       1992       1991      1990
                              -------    -------    -------    ------    ------
                                  (Amounts in thousands)
Balance at beginning
of period                     $ 6,979    $13,937    $ 3,674    $2,313    $1,507
Charge-offs:
  Mortgage loans               (1,848)    (2,857)      (941)   (1,325)   (1,641)
  Consumer loans                 (573)      (860)      (211)     (267)     (447)
  Commercial loans               (195)      (114)      (660)   (1,606)     (570)
                              -------    -------    -------    ------    ------
                               (2,616)    (3,831)    (1,812)   (3,198)   (2,658)
                              -------    -------    -------    ------    ------
Recoveries:
  Mortgage loans                   63        329         76        45       ---
  Consumer loans                   46         21         41        43        34
  Commercial loans                  6         11        229        71       ---
                              -------    -------    -------    ------    ------
                                  115        361        346       159        34
                              -------    -------    -------    ------    ------

  Net charge-offs               2,511      3,470      1,466     3,039     2,624

Provision for credit losses     2,325      2,475      1,375     4,400     3,430
Acquired allowance                ---     (5,963)    10,354       ---       ---
                              -------    -------    -------    ------    ------

Balance at end of period      $ 6,803    $ 6,979    $13,937    $3,674    $2,313
                             ========   ========   ========   =======   =======
Ratio of net charge-offs to
average loans outstanding         .31%       .47%       .27%      .57%      .48%



During 1993, the Bank completed the valuation analysis of the loans acquired in the Burritt transaction. As a result of this analysis, the Bank allocated $6.0 million of the Burritt allowance for credit losses as a purchased loan discount. This amount is being accreted to interest income over the remaining terms of the acquired loans.

NON-PERFORMING AND RESTRUCTURED LOANS. The following table summarizes the Bank's non-performing and restructured loans. For a discussion of non-performing loans see "Management's Discussion and Analysis - Financial Condition" contained in the 1994 Annual Report to Stockholders pages 6 - 11, which are incorporated herein by reference.

                                              At December 31,
                          --------------------------------------------------
                           1994       1993       1992       1991       1990
                          ------     ------     ------     ------     ------
                                            (Amounts in thousands)
Non-accrual loans:
   Mortgage               $7,675     $6,657     $9,631     $6,904     $6,097
   Construction              ---        ---        125        125        427
   Consumer                1,098      1,446      1,197      1,000      1,741
   Commercial                527      1,399        293      3,412      3,437

  Accruing loans past
     due 90 days:
   Mortgage                1,186     2,317       3,006      4,096      4,660
   Construction              ---       ---         ---        ---         70
   Consumer                  ---       249           1        151        230
   Commercial                ---       ---         ---        ---        ---


The following table summarizes the allocation of the Bank's allowance for credit losses and the percentage of loans in each category to total loans.

                                  Allocation of Allowance for Credit losses:
                             --------------------------------------------------
                                               At December 31,
                             --------------------------------------------------
                              1994       1993       1992       1991       1990
                              ----       ----       ----       ----       ----
                             Amount     Amount     Amount     Amount     Amount
                                %          %          %          %          %
                             -------    -------    -------    -------    -------
                                          (Amounts in thousands)
Balance at end of period
applicable to:
   Mortgage loans            $ 4,495    $ 4,605    $11,166    $ 2,180    $ 1,130
                                85.7       84.0       82.2       79.2       78.3

   Consumer loans              1,266      1,193      1,987        704        568
                                11.6       12.2       14.6       14.5       14.3

   Commercial loans            1,042      1,181        784        790        615
                                 2.7        3.8        3.2        6.3        7.4
                             -------    -------    -------    -------    -------
Total                        $ 6,803    $ 6,979    $13,937    $ 3,674    $ 2,313
                               100.0      100.0      100.0      100.0      100.0
                             =======    =======    =======    =======    =======

Comparative information with respect to non-accrual loans is as follows:

                                                            At December 31,
                                                           ----------------
                                                           1994        1993
                                                           ----        ----
                                                        (Amounts in thousands)
Interest income that would have been recorded
   under original terms:                                   $640       $810
Interest income recorded during the period:                $487       $960


It is the Bank's general policy that no additional interest income is accrued with respect to loans on which a default of interest has existed for a period in excess of 90 days, at which time previously accrued interest is reversed.

Foreclosed and in-substance foreclosed assets consisted of the following:

                                                            At December 31,
                                                           ----------------
                                                           1994        1993
                                                           ----        ----
                                                        (Amounts in thousands)
Foreclosed assets                                        $ 6,195    $ 9,379
In-substance foreclosed assets                             4,556      7,804
                                                         -------    -------
   Subtotal                                               10,751     17,183
Valuation allowance                                         (439)    (1,040)
                                                         -------    -------
   Net carrying amount                                   $10,312    $16,143
                                                        =========  ========


At December 31, 1994 and 1993, there were 37 and 44 properties, respectively, included in foreclosed assets and 26 and 50 properties, respectively, in in-substance foreclosed assets. See "Management's Discussion and Analysis - Financial Condition" contained in the 1994 Annual Report to Stockholders pages 9 - 10, which is incorporated herein by reference.

SECURITIES PORTFOLIO     (See "Management's Discussion and Analysis" contained
                         in the 1994 Annual Report to Stockholders).

Savings banks chartered in Connecticut have authority to make a wide range of securities deemed to be prudent by a bank's board of directors. Subject to various restrictions, including limitations on the aggregate dollar amount which may be invested in each category as a percentage of total assets, the Bank may own commercial paper, corporate bonds, certain mutual fund shares, debt and equity obligations issued by credit worthy entities, whether traded on public securities exchanges or placed privately for investment purposes, bonds of government agencies and interests in real estate located in or outside of Connecticut without limitations as to use. Recent federal legislation limits the Bank's ability to exercise certain of the foregoing investment powers. See "Regulation--Impact of the FDICIA on State Powers." The Bank's securities portfolio totaled $322.1 million or 26.3% of total assets at December 31, 1994. Of such amount, $292.0 million, or 90.7% of the securities portfolio consisted of U.S. government and agency bonds and mortgage-backed securities.

Derby Savings increases or decreases its liquid investments depending upon, among other things, the availability of funds and loan demand. Historically, the Bank has maintained its liquid assets at levels believed adequate to meet requirements of normal business activities.

The securities portfolio remained essentially unchanged from $322.6 million or 27.0% of total assets at year end 1993 to $322.1 million, representing 26.4% of total assets at year end 1994. In addition to mortgage-backed securities, the Company's securities portfolio is comprised of investment grade corporate bonds and marketable equity securities.

At December 31, 1994, securities, including Federal funds sold, maturing or repricing within 12 months represented 25.3% of the Bank's interest-sensitive assets maturing or repricing during 1995.

At December 31, 1994, the Bank had common stock securities totaling $1.6 million with a fair value of $1.5 million managed by an outside investment firm under the Bank's general direction for maximum return. Additionally, the Bank maintains a trading portfolio comprised of common stocks. At year end 1994, there were $770,000 of common stocks in this portfolio.

The following table sets forth the composition and carrying amount of the Bank's securities portfolio and other money market securities, including securities available for sale, at the dates indicated:

                                                    At December 31,
                                          -----------------------------------
                                            1994          1993         1992
                                          --------      --------     --------
                                                (Amounts in thousands)
Bonds and money market securities:
  Federal funds                           $  4,500      $ 30,500     $126,925
  U.S. Government and agency bonds          22,419         2,000       25,629
  Mortgage-backed-securities               269,543       243,848      163,481
  Other bonds and notes                     27,927        66,352       73,263
  Money market preferred stock                 ---         9,000        7,000
Marketable equity securities                 2,256         1,399        2,142
                                          --------      --------     --------
     Total                                $326,645      $353,099     $398,440
                                          ========      ========     ========

The following table sets forth certain information at December 31, 1994 regarding maturities and yields in the Bank's securities portfolio:

                                      One         Five        Over
                        One Year     Through     Through      Ten
                         or Less   Five Years   Ten Years     Years     Total
                        --------   --------     --------    --------   --------
                                        (Amounts in Thousands)
US Government &         $    ---   $  2,000     $ 15,600    $  4,819   $ 22,419
  Agencies                   ---       4.34         7.08        7.00       6.82

Mortgage-Backed                1     28,456       62,908     178,179    269,544
  Securities                7.25       5.97         6.11        6.78       6.54

Other Notes & Bonds       12,391     15,536         ---         ---      27,927
                            5.02       5.56         ---         ---        5.32
                        --------   --------     --------    --------   ---------
    Total               $ 12,392   $ 45,992     $ 78,508    $182,998   $319,890
                            5.02       5.76         6.30        6.79       6.45
                        ========   ========     ========    ========   ========

The stated yields on mortgage backed securities in the preceding table may vary, based on changes in the level of prepayments experienced over the remaining term of the securities.

The securities constituting the Bank's investments in other bonds and notes are all publicly traded. All of these securities are rated in one of the top four rating categories by a nationally recognized rating firm.

The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires, in part, that certain securities that are classified as available-for-sale be recorded at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As a result, at December 31, 1994, the Bank recorded an unrealized loss, net of tax effect, of $5.6 million which is included in stockholders' equity. (See 1994 Annual Report to Stockholders).

The following table summarizes the Bank's security investments by portfolio type:

                                                    Trading Account
                                                    December 31, 1994
                                          ----------------------------------
                                                 (Amounts in thousands)
                                                           Net
                                          Amortized    unrealized   Market
                                            cost         losses      value
                                          ---------    --------    ---------
Marketable Equities                       $     918    $    148    $     770
                                          =========    ========    =========

                                                  Available-For-Sale
                                                   December 31, 1994
                                          ----------------------------------
                                                 (Amounts in thousands)
                                                           Net
                                          Amortized    unrealized   Market
                                            cost         losses      value
                                          ---------    ---------   ---------
U.S. Government and agency bonds          $  21,095    $     676   $  20,419
Mortgage-backed securities                $ 174,667    $   7,825   $ 166,842
Other bonds and notes                        28,903          976      27,927
                                          ---------    ---------   ---------
    Total bonds                             224,665        9,477     215,188
Marketable equities                           1,556           70       1,486
Total securities                          $ 226,221    $   9,547   $ 216,674
                                          =========    =========   =========

                                                    Held-to-Maturity
                                                    December 31, 1994
                                          ----------------------------------
                                                 (Amounts in thousands)
                                                           Net
                                          Amortized    unrealized   Market
                                            cost         losses      value
                                          ---------    ---------   ---------
U.S. Government and agency bonds          $   2,000    $     60    $   1,940
Mortgage-backed securities                  102,702       7,714       94,988
                                          ---------    --------    ---------
    Total securities                      $ 104,702    $  7,774    $  96,928
                                          =========    ========    =========

See Note 2 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1994 for information concerning the fair values and other information regarding the Bank's securities portfolio, incorporated herein by reference.

SOURCES OF FUNDS

GENERAL. Deposits are the primary source of Derby Savings' funds for use in its lending and investment activities. In addition, the Bank derives funds from interest and principal payments on loans and other investments and from FHLBB advances and other borrowings (See "Management's Discussion and Analysis - Financial Condition" contained in the 1994 Annual Report to Stockholders, incorporated herein by reference). Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates, money market conditions and competitive factors. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending and investment activities. During the past several years, the use of FHLBB advances has played a significant part in the overall funding of the Bank's growth.

DEPOSIT ACTIVITIES. Derby Savings has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to five years. The Bank's deposits are primarily derived from the areas where its offices are located. Derby Savings does not solicit deposits outside of Connecticut.

In addition to traditional certificates of deposit, the Bank offers two types of money market deposit accounts. At December 31, 1994, one of the money market accounts paid 2.25% for balances of $10,000 or more. The other money market account, which has been marketed under the name of the No Maturity CD, pays a minimum rate of interest equal to 2.5 percentage points below the Bank's prime rate on balances of $25,000 or more. During 1993, Derby Savings Bank ceased offering this account type. At December 31, 1994, $161.7 million of the Bank's deposits, or 15.7% of total deposits were held in the No Maturity CD, which paid interest at the rate of 6.0% per annum at year end.

The Bank seeks to price its deposits in order to meet its need for liquidity to fund loans and make other investments. The Bank reviews and establishes its rates weekly.

Derby Savings promotes the establishment of IRA and Keogh accounts because management believes the Bank's relationship with such depositors tends to be stable. Additionally, the Bank seeks to act as trustee, administrator or, in conjunction with an investment advisor, the manager of corporate pension funds and actively solicits this business from smaller businesses in its market area. At December 31, 1994, $132.0 million of the Bank's deposits, or 12.8% of total deposits, were held in retirement accounts.

The following table sets forth the average dollar amounts of deposits of the Bank by type and the weighted average rates paid for the periods indicated:

                                    For the Years Ended December 31,
                      ---------------------------------------------------------
                             1994               1993                1992
                      ------------------  ------------------  -----------------
                                Weighted            Weighted            Weighted
                      Average   Average   Average   Average   Average   Average
Type                  Amount    Rate      Amount    Rate      Amount    Rate
----                  -------   --------  -------   --------  -------   --------
                                            (Amounts in Thousands)
Non-interest
bearing:

 Demand Deposit       $ 30,179    ---     $ 26,409    ---     $ 12,495    ---
                      ========  =======   ========  =======   ========  =======

Interest bearing
deposits:

 Demand Deposits      $ 47,794    1.95%   $ 45,678    2.43%   $ 12,849    3.24%

 Savings Deposits      231,318    2.01     237,846    2.58     130,570    3.61

 Money Market
     Deposits          203,867    3.91     186,983    3.19     122,611    3.72

 Time
Deposits               513,471    4.37     515,368    4.73     289,848    5.45
                      --------            --------            --------
Total interest
 bearing Deposits     $996,450    3.61%   $985,875    3.81%   $555,878    4.59%
                      ========  =======   ========  =======   ========  =======

The following table sets forth the deposit flows for Derby Savings during the periods indicated.

                                               At December 31,
                              ------------------------------------------------
                                 1994                1993               1992
                              ----------          ----------         ---------
                                             (Amounts in thousands)
Deposits                      $1,741,505          $1,803,245         $ 984,316
Withdrawals                    1,755,921           1,829,414           996,507
                              ----------          ----------         ---------
Net Cash Inflow (outflow)        (14,416)            (26,169)          (12,191)
Deposits Acquired                    ---                 ---           459,550
Interest Credited                 35,941              37,459            25,392
                              ----------          ----------         ---------
Net increase in deposits      $   21,525          $   11,290         $ 472,751
                              ==========          ==========         =========

The following table presents, by various interest-rate categories, the amounts of certificate accounts as of the dates indicated.

                                               At December 31,
                              -----------------------------------------------
                                1994                1993               1992
                              --------            --------           --------
                                           (Amounts in thousands)
     2.01- 4.00%              $189,891            $289,841           $180,098
     4.01- 6.00%               282,210             148,873            229,605
     6.01- 8.00%                55,655              54,509            107,058
     8.01-10.00%                 1,112               8,824             22,266
    10.01-12.00%                    50                 143                132
                              --------            --------           --------
                              $528,918            $502,190           $539,159
                              ========            ========           ========

The following table presents the maturities of the Bank's certificates of deposit in amounts of $100,000 or more at December 31, 1994 by time remaining to maturity.

                                                       At December 31, 1994
                                                       --------------------
                                                      (Amounts in thousands)
Matures:
    Less than 6 months                                      $  11,501
    Over 6 through 12 months                                    6,923
    Over 12 months                                             13,745
                                                            ---------
       Total                                                $  32,169
                                                            =========

BORROWINGS. The FHLB System functions in a reserve credit capacity for savings institutions and certain other financial institutions. As a member of the FHLB System, Derby Savings is required to own capital stock in the FHLBB and is authorized to apply for advances on the security of such stock and other qualified collateral, which includes certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain credit worthiness standards have been met. See "Regulation - Federal Home Loan Bank System". Under its current credit policies, the FHLBB limits advances to a member's qualified collateral. At year end 1994 the Bank had a borrowing capacity with the FHLBB of approximately $770 million, of which $111.1 million was outstanding. FHLBB advances are used for several separate programs. First, FHLBB advances are used to match fund five to ten year fixed-rate commercial real estate mortgage loans at a spread of at least 200 basis points. At December 31, 1994, advances primarily for this purpose totaled $11.2 million. Second, the Bank uses these advances to match fund both one year adjustable-rate mortgages and Home Equity Lines of Credit through floating rate advances. In addition to cash management, these advances have been used to fund purchases of various mortgage-backed securities.

At December 31, 1994 and 1993, respectively, the Company had total borrowings outstanding of $111.1 million and $106.4 million, respectively.

In 1990, the Board of Directors authorized and the Company established a $3.0 million line of credit to partially fund the repurchase of the Company's common stock in 1989 and 1990. This line of credit was paid off in June 1994.

The following table summarizes the Company's borrowings:

                                         At And For The Years Ended December 31,
                                         ---------------------------------------
                                           1994           1993           1992
                                         --------       --------       --------
                                                  (Amounts in thousands)
Repurchase agreements                    $    ---       $    ---       $    158
Notes payable--Bank                           ---          1,450          1,933
FHLBB advances                            111,145        104,991        120,771
                                         --------       --------       --------
  Total                                  $111,145       $106,441       $122,862
                                         ========       ========       ========
Weighted average interest rate on
  FHLBB advances                            5.52%          5.47%          6.13%

Weighted average interest rate on total
  borrowings during the period              5.53%          5.48%          6.15%

Highest month-end balance of total
  borrowings                             $142,451       $144,340       $134,586

Average balance of total borrowings      $123,190       $113,376       $103,886


See Note 7 to Consolidated Financial Statements in the 1994 Annual Report to Stockholders for further information regarding the Company's borrowings.

See Management's Discussion and Analysis and Selected Financial and Other Data in the 1994 Annual Report to Stockholders for the average balance sheet, rate volume analysis, interest rate sensitivity analysis and selected financial ratios which are herein incorporated by reference.

EMPLOYEES

At December 31, 1994, Derby Savings had 312 employees, of whom 75 were part-time and none of whom were represented by a collective bargaining group. Employee benefits include the Bank's pension plan, life, health and dental insurance, and long-term disability insurance which are supplied by the Bank for all employees. Management considers its relations with its employees to be excellent.

COMPETITION

Derby Savings experiences substantial competition in attracting and retaining deposits and in making mortgage and other loans. The primary factors in competing for deposits are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposits comes primarily from other savings institutions and commercial banks and money market funds. Additional competition for deposits comes from various types of corporate and government borrowers and credit unions.

The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, commercial banks, insurance companies and real estate investment trusts.

Connecticut enacted legislation, effective March 19, 1990, which permits interstate stock acquisitions between Connecticut depository institutions (i.e., commercial banks, savings banks, and savings and loan associations) and depository institutions in other states that have adopted reciprocal legislation, subject to the approval of the Connecticut Banking Commissioner. This legislation also permits out-of-state bank holding companies or savings and loan holding companies in states which have adopted reciprocal legislation to acquire the stock of Connecticut holding companies or depository institutions. Such activity was previously limited to stock acquisitions among depository institutions or holding companies located in New England states with reciprocal laws. On or after February 1, 1992, a bank holding company or savings and loan holding company in a state which has adopted reciprocal legislation may charter and operate a de novo Connecticut depository institution or holding company upon the approval of the Connecticut Commissioner. Connecticut law also authorizes bank holding companies from any state to establish non-bank offices (including loan production offices) in Connecticut on a limited basis. Such legislation may increase the number and/or size of the financial institutions competing with the Company in its market area.

The Financial Institutions Recovery Reform and Enforcement Act ("FIRREA"), expressly authorizes the FRB to approve acquisitions of savings associations by bank holding companies. Additionally, FIRREA would permit the acquired savings association to be converted to a bank or merged with a bank subsidiary of the acquiring bank holding company, under certain circumstances. These provisions of FIRREA may also increase competition from other financial institutions within Derby Savings' market areas.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorized the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act ("CRA") and specific deposit concentration limits. The IBBEA removes most state barriers to interstate acquisitions of banks and ultimately will permit multi-state banking operations to merge into a single bank. Enactment of the IBBEA may result in increase competition and financial institution acquisition from out of state financial institutions and their holding companies.

                                   REGULATION

FEDERAL BANK HOLDING COMPANY REGULATION


The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to FRB regulations, examination, supervision and reporting requirements. Among other things, the Company is required to file with the FRB annual reports and such additional information regarding the business and operations of the Company and its subsidiaries as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of the Company and its subsidiaries. Under the BHCA and regulations adopted by the FRB, the Company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

Under the BHCA, FRB approval is required for any action which causes a bank or other company to become a bank holding company for any action which causes a bank to become a subsidiary of a bank holding company. Under the BHCA, a bank holding company such as the Company, must obtain FRB approval before (i) it acquires direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it will own or control directly or indirectly more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank; (ii) it or any of its subsidiaries, other than a bank, acquires all or substantially all of the assets of a bank; or (iii) it merges or consolidates with another bank holding company. Any application by a bank holding company or its subsidiaries to acquire any voting shares of, or interest in, or all or substantially all of the assets of any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the FRB unless the laws of the state in which the bank to be acquired is located expressly authorize such an acquisition. Additionally, the Change in Bank Control Act generally requires persons who at any time intend to acquire control of a bank holding company, acting directly or indirectly or through or in concert with one or more persons, to give 60 days prior written notice to the FRB. "Control" exists when the acquiring party has voting control of at least 25% of the bank holding company's voting securities, or the power directly or indirectly to direct the management or policies of such company.

Under the FRB's regulations, a rebuttable presumption of acquisition of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of any class of the holding company's voting securities if (i) the holding company has securities registered under Section 12 of the Securities Exchange Act of 1934 or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The FRB may disapprove proposed acquisitions of control on certain specified grounds.

A bank holding company is prohibited, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in activities other than banking, managing or controlling banks, or furnishing services to its subsidiaries. A bank holding company may, however, subject to the approval of the FRB, engage in, or acquire shares of companies engaged in, activities which are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the FRB is required to consider whether the performance of such activities by the holding company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse affects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.


The principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto include, among other things: (1) making, acquiring or servicing loans; (2) performing certain data processing services; (3) providing certain securities brokerage services;
(4) acting as a fiduciary or an investment or financial advisor; (5) leasing personal or real property; (6) performing appraisals of real estate and tangible and intangible personal property; (7) making investments in corporations or projects designed primarily to promote community welfare; and (8) owning or operating a savings association, if the savings association's activities are limited to those permissible for a bank holding company. In addition, a bank holding company may also file an application with the FRB for approval to engage in other activities that the holding company reasonably believes are so closely related to banking as to be a proper incident thereto.

Bank holding companies with consolidated assets of $150 million or more such as the Company, are required under FRB regulations to maintain minimum levels of leverage-based capital. Bank holding companies that have a composite rating of 1 under the uniform CAMEL rating system are required to maintain a minimum ratio of 3% tier 1 capital to total assets. All other bank holding companies are required to maintain tier 1 capital levels ranging from 4% to 5% of total assets. Higher capital ratios may be required by the FRB if warranted by particular circumstances or risk profiles of the bank holding company. For purposes of the leverage-based standard, tier 1 capital includes common equity, minority interests in equity accounts of consolidated subsidiaries and qualifying noncumulative perpetual preferred stock less goodwill. The FRB may exclude certain other intangibles and investments in subsidiaries as appropriate. At December 31, 1994, the Company had a ratio of tier 1 capital to total assets of 5.6%.

The FRB has also adopted a risk-based capital measure to assist in the assessment of the capital adequacy of bank holding companies. The FRB's risk-based capital guidelines require bank holding companies to maintain a minimum ratio of capital to total risk-weighted assets of 8%.

The risk-based capital guidelines include a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance-sheet items to broad risk categories. Qualifying total capital consists of two types of capital components: "core capital elements" (comprising tier 1 capital) and "supplementary capital elements" (comprising tier 2 capital). Core capital elements consist of common stock, surplus, undivided profits, capital reserves, foreign currency translation adjustments, perpetual preferred stock within certain limits, and minority interests in consolidated subsidiaries, minus goodwill. At least 50% of a bank holding company's qualifying capital must consist of tier 1 capital.

Supplementary capital elements consist of allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), perpetual preferred stock and related surplus, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, term subordinated debt, and intermediate term preferred stock including related surplus. The maximum amount of tier 2 capital that may be included in an organization's qualifying total capital is limited to 100 percent of tier 1 capital (net of goodwill). At December 31, 1994, the Company had a ratio of total capital to total risk-weighted assets of 11.4%.

In accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FRB has proposed to modify its risk-based capital adequacy guidelines to take account of interest-rate risk, concentration of credit risk and the risks of non-traditional activities. The interest-rate risk proposal would attempt to estimate the effect that changes in market interest rates might have on the net economic value of an institution. An institution with interest-rate risk exposure in excess of an as yet to be determined threshold level would be required to have additional capital equal to the dollar amount of the estimated change in its net economic value that is in excess of the threshold level. The FDIC has proposed similar changes to its risk-based capital guidelines that would apply to the Bank. Management does not anticipate that the proposals will have a material effect on the ability of the Company or the Bank to meet applicable risk-based capital standards. The federal banking agencies have proposed to treat concentration of credit risk and the risks of nontraditional activities as additional factors in assessing whether to impose higher capital requirements for individual bank holding companies and banks.

FDICIA also requires the federal bank regulatory agencies to prescribe safety and soundness regulations relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate exposure; (v) asset growth; (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The FRB and FDIC have issued proposed safety and soundness regulations that would apply to the Company and the Bank, respectively. The proposed safety and soundness regulations contain general guidelines relating to the foregoing operational, managerial and compensation issues that holding companies and insured depository institutions are to follow to ensure that they are operating in a safe and sound manner.

In addition, FDICIA requires the federal bank regulatory agencies to adopt regulations specifying: (i) a maximum ratio of classified assets to capital;
(ii) minimum earnings sufficient to absorb losses without impairing capital; and
(iii) to the extent feasible, a minimum ratio of fair value to book value for publicly traded shares of institutions and holding companies. The proposed safety and soundness regulations would establish a maximum ratio of classified assets to total capital (which for this purpose would include any allowances for credit losses that would otherwise be excluded from total capital under the risk-based capital guidelines) of 1.0%. For purposes of the proposed regulation, classified assets include assets classified as substandard, doubtful and loss (but only to the extent that losses have not been recognized).

The proposed safety and soundness regulations also require that an institution continue to meet minimum capital standards assuming that any losses experienced over the past four quarters were to continue over the next four quarters. If an institution has an aggregate net loss over the past four quarters, the institution's capital ratios would be recalculated under the assumption that those losses will continue over the next four quarters. The federal banking agencies have determined that establishing a minimum fair value to book value ratio is not a feasible means to address the safety and soundness concerns identified by Congress in adopting FDICIA and do not propose to take any further action with respect to such a ratio.

Any depositary institution or holding company that fails to comply with the requirements of the proposed safety and soundness regulations would be required to submit a compliance plan within 30 days after a request from the appropriate federal banking agency (the FRB, in the case of the Company, and the FDIC, in the case of the Bank) to submit such a plan. In the event that a depository institution or holding company fails to submit or implement an acceptable compliance plan, the appropriate federal banking agency must order the depository institution or holding Company to correct the deficiency and may: (i) restrict asset growth; (ii) require the depository institution or holding company to increase its ratio of tangible equity to assets; (iii) restrict the rates of interest that the depository institution or holding company may pay; or
(iv) take any other action that would better achieve prompt corrective action.

CONNECTICUT BANK HOLDING COMPANY REGULATION

The Company is subject to registration and filing requirements, as well as general supervision by the Connecticut Commissioner, under the Connecticut Bank Holding Company and Bank Acquisition Act ("CBHCA").

In the event that a Company seeks to acquire a Connecticut capital stock bank or savings and loan association, the acquirer must file with the Connecticut Commissioner a plan of acquisition approved by its board of directors and the holders of two-thirds of the common stock of the bank or association to be acquired. The plan of acquisition must be approved by the Connecticut Commissioner before it becomes effective.

Under the CBHCA, an acquirer is required to file with the Connecticut Commissioner an acquisition statement prior to acquiring or offering to acquire the stock of a Connecticut bank or savings and loan association or a holding company thereof if the acquisition would result in the acquirer being the beneficial owner of 10% or more of any class of the voting securities of such bank or savings and loan association. The acquirer may proceed with the tender offer or acquisition only if the acquisition statement has not been disapproved by the Connecticut Commissioner within a statutorily prescribed period. Under the CBHCA, the Connecticut Commissioner may seek to enjoin an unlawful offer or acquisition.

The payment of dividends by Derby Savings to the Company is subject to the discretion of the Board of Directors of Derby Savings and depends upon a variety of factors, including Derby Savings' operating results and financial conditions, regulatory limitations and tax considerations. The amount which a Connecticut-chartered capital stock savings bank, such as Derby Savings, may pay out in dividends in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, unless the Connecticut Commissioner approves the dividend. Additionally, Derby Savings may not pay cash dividends on its stock if its net worth would thereby be reduced below the amount required for the liquidation account established in connection with Derby Savings' conversion from mutual to stock form in December 1985, or as may be required by the Connecticut Commissioner or the FDIC. In May, 1991, during the second quarter of 1991, the Bank was informed by the regional office of the FDIC that it will be permitted to pay dividends to the Company in an amount limited to the holding company's non-salary expenses and debt service payments. In April 1992, the Bank entered into a Memorandum of Understanding with the FDIC and the Connecticut Commissioner of Banks, which included a similar limitation on the payment of cash dividends. Since the Bank is the sole source of funds for cash dividend payments by the Company to its stockholders, the Memorandum restriction has resulted in the Company being unable to pay cash dividends to stockholders.

The Company is registered as a holding company under the CBHCA and is subject to general supervision and examination by the Connecticut Commissioner, including the requirement that it file such reports as the Connecticut Commissioner may require. The CBHCA provides that submission to the Connecticut Commissioner of reports prepared for federal authorities will satisfy the reporting requirement for bank holding companies. Under the CBHCA, the Connecticut Commissioner has the power to issue rules and regulations necessary for the administration of the CBHCA but to date no such regulations have been issued.

CONNECTICUT SAVINGS BANK REGULATION

As a state-chartered savings bank, Derby Savings is subject to the applicable provisions of Connecticut law and the regulations adopted thereunder by the Commissioner. The Commissioner administers Connecticut banking laws, which contain comprehensive provisions for the regulation of savings banks. Derby Savings is subject to periodic examination by and reporting requirements of the Commissioner.

Savings banks in Connecticut are empowered by statute, subject to certain limitations, to take savings and time deposits, to accept checking accounts, to pay interest on such deposits and accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and debt obligations of banks and corporations, to issue credit cards, to establish an insurance department to issue life insurance and grant annuities and to offer various other banking services to their customers. In addition, Connecticut savings banks may accept demand deposits in connection with any commercial, corporate or business loan relationship upon such terms and conditions as such savings bank may from time to time require. Savings banks may exercise trust powers and make limited commercial, corporate and business loans.

Under the Connecticut banking statutes, Connecticut savings banks may invest up to 6% of its total assets in the equity securities of banks, bank holding companies and certain corporations, subject to certain limitations, including the requirement that the equity securities of any such bank, bank holding company or corporation shall not exceed 10% of the total equity securities of such bank, bank holding company or corporation. This limitation does not apply to the acquisition of the stock of a Connecticut institution approved by the Connecticut Commissioner of Banking. A Connecticut savings bank may also invest (subject to certain limitations) up to 10% of its total assets in the debt obligations of banks and bank holding companies, and up to 6% of its total assets in the stock of certain investment companies, within the definition of the Investment Company Act of 1940, owned by banks or by a savings bank life insurance company.

In addition to otherwise authorized securities, a Connecticut savings bank may invest (subject to certain limitations) up to 20% of its total assets in securities that are the debt obligations or equity securities of corporations incorporated and doing a major portion of their business in the United States, and up to 8% of its total assets in any securities, except securities of state banks and trust companies, national banking associations having their principal offices in Connecticut, or bank holding companies, and except certain commercial, corporate and business loans. Securities under this unrestricted authority must be prudent in the opinion of the Bank given the circumstances surrounding the investment. Recent federal legislation limits the Bank's ability to exercise certain of the foregoing investment powers. (See "Impact of the FDICIA on State Powers").

IMPACT OF THE FDICIA ON STATE POWERS

Pursuant to FDICIA, Derby Savings, as an insured state bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. The FDICIA also provides that, except for subsidiaries of which the insured state bank is a majority owner and except for certain investments in qualified housing projects, an insured state bank may not, directly or indirectly, acquire or retain any equity investment of a type that is not permissible for a national bank.
Insured state banks are required to divest any equity investment the retention of which is not permissible as quickly as can be prudently done, but in no event later than the end of the five year period ending on December 19, 1996.

Notwithstanding the foregoing, an insured state bank may, to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991 and provided further that the aggregate amount of the investment does not exceed 100% of the bank's capital. In accordance with the provisions of the FDICIA, during each year in the three year period beginning on the date of enactment, each insured state bank is required to reduce by not less than one-third of its shares (as of the date of enactment) its ownership of securities in excess of the amount equal to 100% of the capital of such bank. This exception would cease to apply with respect to any insured state bank upon any change in control of such bank or any conversion of the charter of such bank. Under the FDICIA, determinations under these provisions by the FDIC must be made by regulation or order.

The foregoing provisions do not apply to savings bank life insurance activities of certain state banks, including those state banks. like Derby Savings, that are chartered in Connecticut. The FDICIA, however, grants the FDIC the authority to restrict savings bank life insurance activities if the FDIC determines that the activities pose a significant risk to the insured bank or to the insurance fund of which such bank is a member.

At December 31, 1994, the Bank had common stock investments totaling $2.5 million with a fair value of $2.3 million. In accordance with the FDIC regulation implementing the equity investment restrictions under FDICIA, the Bank filed a notice and request for approval to retain its investment in common stock and for permission to continue to invest in listed and/or registered shares. In March 1993, the FDIC granted such approval, subject to the following conditions: (i) the maximum investment in listed and/or registered shares shall not exceed 100% of the Bank's Tier 1 capital as measured in the Bank's most recent consolidated report of condition; (ii) the Bank follows reasonable procedures limiting concentrations in listed and/or registered shares; and (iii) the FDIC retains the right to alter, suspend or withdraw this approval.

INSURANCE OF ACCOUNTS

Derby Savings' deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, requires the filing of reports, and generally supervises the operations of its insured banks. The FDIC periodically conducts examinations of insured banks and, based upon its evaluation, may revalue assets of an insured bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The approval of the FDIC is required prior to any merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Under the Federal Deposit Insurance Act, Derby Savings is required to pay annual insurance premiums and is prohibited from paying dividends on its capital stock if it is in default in the payment of a premium assessed by the FDIC.

The FDIC has adopted a revised premium schedule for insurance of deposit accounts for banks and savings institutions, including the Bank. Such premium schedule is based upon the institution's capital level and supervisory rating and became effective January 1, 1993. The deposit insurance assessment rate is subject to adjustment on semi-annual basis. In February 1995, the FDIC proposed to reduce the current deposit insurance assessment rate range of .23% to .31% of insured deposits to a range of .04% to .31% once the reserve ratio for BIF reaches 1.25% of total insured deposits. Under the proposal, "well-capitalized" banks, such as the Bank, would pay insurance premiums within a range of .04% to .21% of insured deposits, compared to the current assessment rate range for such institutions of .23% to .29%. The proposal also would permit the FDIC to adjust the assessment rate schedule by up to .05% for all risk classifications.

Pursuant to FDICIA, effective December 31, 1993, insured banks will be examined no less frequently than every 12 months (as opposed to no less frequently than every 18 months previously.) Derby Savings is subject to assessments by the FDIC to cover the costs of such examinations.

The FDIC has adopted regulations which define and establish minimum requirements for capital adequacy, including a minimum leverage capital requirement and a minimum risk-based capital requirement. Under the leverage capital requirement adopted by the FDIC, state non-member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets. For all but the most highly rated banks, the minimum leverage requirement will be 4% to 5% of total assets. At December 31, 1994, Derby Savings had a ratio of Tier 1 or core capital to total assets of 5.5%. For purposes of the leverage ratio, Tier 1 or core capital is defined in a manner consistent with the risk-based capital requirement. The FDIC's risk-based guidelines require state non-member banks to achieve a ratio of total capital to total risk-weighted assets of 8% and a ratio of core capital to total risk-weighted assets of 4%. At December 31, 1994, Derby Savings' ratio of total capital to total risk-weighted assets was approximately 11.2% and its ratio of Tier 1 capital to risk-weighted assets was approximately 10.2%.

Under the FDIC's regulations, a bank's total capital base consists of two types of capital elements, "core capital elements" (Tier 1) and "supplementary capital elements" (Tier 2). Core capital or Tier 1 elements consist of common stock, surplus, undivided profits, capital reserves, foreign currency translation adjustments, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries, minus intangible assets (other than mortgage servicing rights) and net-unrealized losses on marketable equity securities. At least 50% of the bank's qualifying total capital must consist of Tier 1 capital. Supplementary or Tier 2 capital consists of allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, perpetual preferred stock with adjustable dividends (whether cumulative or noncumulative), mandatory convertible debt securities, and term subordinated debt or intermediate-term preferred stock.

The maximum amount of Tier 2 elements that may be counted in determining total capital may not, in the aggregate, exceed 50% of Tier 1 capital. For purposes of the risk-based capital requirement, a bank's risk-weighted asset base is determined by assigning each of the bank's assets and the credit equivalent amount of off-balance sheet items to one of four separate risk categories.

Under FDICIA, the FDIC is required to amend its risk-based capital standards to ensure that those standards provide adequately for interest-rate risk, concentration of credit risk, and nontraditional activities. The FDIC has proposed amending its risk-based capital guidelines in a manner similar to that proposed by the FRB. See "Regulation - Holding Company Regulation - Federal Bank Holding Company Regulation."

Banks with capital ratios below the minimum do not have adequate capital and will be subject to appropriate administrative actions, including the issuance by the FDIC of a capital directive requiring that the bank restore its capital to the minimum required level within a specified period of time and the denial or conditioning of certain applications, including merger and branch applications. Additionally, failure to achieve or maintain the minimum capital requirements may be the basis for an action by the FDIC to terminate deposit insurance.

Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that the Bank's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. Effective December 19, 1992, any company that has control of an undercapitalized institution, in connection with the submission of a capital restoration plan, is required to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If Derby Savings were to become undercapitalized, the Company would be required to guarantee performance of the capital plan submitted under the FDICIA as a condition of FDIC approval.

Undercapitalized institutions are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and a determination by the FDIC that such actions are consistent with the plan. Institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital;
(ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the bank is located; (iv) divest or liquidate any subsidiary which the FDIC determines poses a significant risk; (v) order a new election of members of the board of directors; (vi) require the dismissal of a director or senior executive officer; or (vii) take such other action that the FDIC determines is appropriate. The FDIC is required to appoint a conservator or receiver for a critically undercapitalized bank no later than nine months after the bank becomes critically undercapitalized, subject to a limited exception for banks which are in compliance with an approved capital plan and which the FDIC certifies are not likely to fail.

Under the prompt corrective action regulation adopted by the FDIC, which became effective on December 19, 1992, a savings bank is considered: (1) "well capitalized" if the savings bank has a risk based capital ratio of 10% or greater, a tier one or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio to adjusted total assets of 5% of greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a risk-based capital ratio of 8% or greater, a tier 1 or core capital to risk weighted assets ratio of 4% or greater, and a leverage ratio to adjusted total assets of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii)"undercapitalized" if the institution has a risk based capital ration that is less than 8%, a tier 1 or core capital to risk weighted assets ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv)"significantly undercapitalized" if the institution has a risk-based capital ratio that is less than 6%, a tier one or core capital to risk weighted assets ratio that is less than 3%, or a leverage ratio to adjusted total assets ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At December 31, 1994, the Bank met the "well capitalized" criteria based on its capital ratios at that date. At December 31, 1994, the Bank had a ratio of total capital to risk-weighted assets of 11.2%, and a ratio of tier 1 capital to risk weighted assets of 10.2%. The Bank's ratio of tier one capital to total assets at December 31, 1994 was 5.5%.

FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or condition imposed by the FDIC. The FDIC may temporarily suspend an insured bank's insurance without a hearing if the insured bank has no tangible capital under the FDIC's capital adequacy regulations or guidelines. The management of Derby Savings does not know of any practice, condition, or violation that might lead to termination or suspension of Derby Savings' deposit insurance.

Under Sections 23A and 23B of the Federal Reserve Act, as incorporated by the Federal Deposit Insurance Act, transactions between FDIC-insured banks, such as Derby Savings, and their "affiliates" (which term includes, with respect to Derby Savings, the Company) are subject to restrictions which, among other things, limit the amount of certain transactions with affiliates, prescribe collateralization requirements for loans by a bank to its affiliates and generally require that transactions with an affiliate be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving unaffiliated parties or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to unaffiliated parties. The same restrictions apply to transactions between subsidiaries of a bank and the bank's affiliates. Further, neither a bank nor any of its subsidiaries or affiliates may publish any advertisement or enter into any agreement stating or suggesting that the bank is in any way responsible for the obligation of its affiliates.

FEDERAL HOME LOAN BANK SYSTEM.

Derby Savings is a member of the FHLBB, which is one of 12 regional Federal Home Loan Banks, each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHLBB provides a central credit facility for member institutions. As a member of the FHLBB, Derby Savings is required to own shares of capital stock in that bank in an amount equal to the greater of (i) one percent of assets secured by residential housing; (ii) .3% of total assets; or
(iii) 1/20 of outstanding advances. Derby Savings is in compliance with this requirement with an investment in FHLBB stock at December 31, 1994 of $8.9 million.

At December 31, 1994, FHLBB advances to the Bank were $111.1 million. The maximum amount which the FHLBB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLBB, and the maximum amount generally is reduced by borrowings from any other source.


As required by FIRREA, the FHFB has promulgated regulations that establish standards of community service or support as a basis for FHLB members to maintain continued access to long-term advances. Pursuant to the regulations, each FHLB member will provide a Community Support Statement ("CSS") to its FHLB for review on a schedule established by the FHFB. The CSS is to include information regarding the member's Community Reinvestment Act Evaluation, evidence of assistance to first-time home buyers, documentation of any judgements based on violations of the Fair Housing and Equal Credit Opportunity Acts, and evidence of community support. The FHFB will review certain of the statements and will require a Community Support Action Plan ("CSAP") if it disapproves the CSS. If the member has failed to submit a CSS, submits a CSAP that is not approved, or fails to substantially meet its CSAP within one year, the FHFB may restrict the member's access to long-term advances.

FEDERAL RESERVE SYSTEM

The FRB adopted regulations that require savings institutions to maintain non-earning reserves against their net transaction accounts (primarily NOW and regular checking accounts less certain permitted deductions), non-personal time deposits (those which are transferable or held by a depositor other than a natural person) with an original maturity or notice period of less than 18 months, and Eurocurrency liabilities. At December 31, 1994, Derby Savings was in compliance with the FRB's reserve requirement.

Savings institutions have authority to borrow from the Federal Reserve Bank "discount window", but FRB regulations require institutions to exhaust all FHLB sources before borrowing from the Federal Reserve Bank. The FDICIA prevents Federal Reserve Banks from providing a discount window advance to an "undercapitalized" institution for more than 60 days in any 120-day period, except in limited circumstances.

                                    TAXATION
FEDERAL

For federal income tax purposes, the Company and Derby Savings file a consolidated calendar tax year income tax return and report their income and expenses using the accrual method of accounting. Prior to its 1987 tax year Derby Savings used the cash method of accounting but it was required by the Tax Reform Act of 1986 (the "Tax Act") to switch to the accrual method of accounting. The adjustment to its income resulting from this change must be recognized ratably over a period not to exceed four years.

Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as Derby Savings, that meet certain definition tests relating to the nature of their supervision, income, assets and business operations, are allowed to establish a reserve for bad debts and are permitted to deduct additions to that reserve for losses on "qualifying real property loans" using one of two alternative methods.

"Qualifying real property loans" are, in general, loans secured by interests in improved real property. For each tax year, a qualifying institution may compute the addition to its bad debt reserve for qualifying real property loans using the more favorable of the following methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for losses on non-qualifying loans must be computed under the experience method.

Derby Savings has generally computed its annual deduction for additions to its allowance for losses on qualifying real property loans using the percentage of taxable income method. Under the percentage of taxable income method, a qualifying institution may deduct up to a maximum of 8% of its taxable income after certain adjustments, subject to the limitations discussed below. The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts and certain other factors for qualifying institutions using the percentage of taxable income method is 31.28% (and at least 32.2% of taxable income above $10 million for tax years after 1992), assuming a tax rate of 34%. For 1994, the Bank computed its addition to the reserve for qualifying real property loans under the experience method. Under the experience method, a savings institution is permitted to deduct an amount based on average yearly credit losses over the current and previous five years.

The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the deduction may be eliminated entirely (regardless of the method of computation) and the existing reserve will be recaptured into taxable income and the institution will be permitted a deduction only for specific charge-offs unless at least 60% of the savings institution's assets fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits or withdrawable accounts at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year taking into account the addition to the reserve for that taxable year does not exceed 6% of such loans outstanding at such time. Fourth, the amount of the bad debt deduction under the percentage of taxable income method is reduced, but not below zero, by the amount of the addition to reserves for losses on non-qualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group, as Derby Savings does, is required to reduce proportionately its bad debt deduction for losses attributable to activities of non-savings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the non-savings institution members realize income in future years from their "functionally related" activities.)

As of December 31, 1994, Derby Savings' bad debt reserve for tax purposes totaled approximately $5.8 million. To the extent that (i) Derby Savings' reserve for losses on qualifying real property loans using the percentage of taxable income method exceeds the amount that would have been allowed under the experience method and (ii) Derby Savings makes distributions to its stockholders that are considered to result in withdrawals from its excess bad debt reserve, then the amounts considered to be withdrawn will be included in Derby Savings' taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the federal income tax, with respect to the withdrawal. Dividends paid out of Derby Savings' current or accumulated earnings and profits as calculated for federal income tax purposes will not be considered to result in withdrawals from Derby Savings' bad debt reserves. Distributions in excess of Derby Savings' current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of Derby Savings will generally be considered to result in withdrawals from Derby Savings' bad debt reserves.
At December 31, 1994, Derby Savings had approximately $39.2 million in earnings and profits for tax purposes that would be available for distribution to the Company, it's sole stockholder, subject to various restrictions imposed by the Commissioner, without the imposition of this additional tax. The Company does not intend to cause Derby Savings to make any distribution that would be considered to be made out of its bad debt reserve.

Depending on the composition of its items of income and expense, a corporation may be subject to alternative minimum tax. For tax years beginning after 1986, a corporation must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for tax years after 1989, 75% of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90% by net operating loss carryovers, but the payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry-forward period, to reduce the federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carry-forward years).

The Internal Revenue Service ("IRS") is currently conducting an examination of the Company's federal income tax returns for 1990.

STATE

State income taxation for the Company and Derby Savings is in accordance with the corporate income tax laws of Connecticut, which require a tax to be paid equal to the largest of amounts computed under three formulas. The first is a minimum tax of $250. The second is a tax based on the average level of deposits and other borrowed money on which interest is paid. The third is a tax based on 11.5% (scheduled to decrease in increments, to 10% by 1998), of the year's taxable income which, with certain exceptions, is equal to taxable income for federal purposes. The Connecticut General Assembly passed a deficit reduction package, signed by the Governor on March 23, 1989, which, in part, increased the Connecticut Corporation Business Tax. The Corporation Business Tax rate has been increased through the imposition of a 20% surcharge for taxable years beginning on or after January 1, 1989. This has had the effect of increasing the effective Connecticut Corporation Business Tax rate from 11.5% at 13.8%.
The 20% surcharge has been reduced to 10% in 1992 and eliminated in 1993, resulting in effective Connecticut Corporation Business Tax rates of 12.65% for 1992 and 11.5% for 1993. In addition, operating losses in any year may be carried forward to reduce taxable income over the succeeding five years.

INCOME TAX ACCOUNTING STANDARD. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting For Income Taxes", which superseded SFAS 96, as amended, which established financial accounting and reporting standards for the effects of income taxes. The Statement requires the use of the liability method in determining the tax effect of temporary differences in the recognition of items of income and expense reported in the consolidated financial statements and those reported for income tax purposes.

The Company adopted this statement for the year ended December 31, 1993, and the cumulative effect of the change in accounting principal is reflected in net income for 1993.

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information with respect to the persons who have been designated executive officers of the Company.

                             Age at       Officer
                       December 31, 1994   Since     Positions Held with Company
                       -----------------  -------    ---------------------------

Harry P. DiAdamo Jr.           51          1987      President, Chief Executive
                                                     Officer and Director

John F. Costigan               64          1987      Executive Vice President,
                                                     Secretary and Director

Alfred T. Santoro              45          1987      Vice President, Treasurer
                                                     and Chief Financial Officer

Thomas H. Wells                62          ---       Senior Vice President and
                                                     Chief Lending Officer of
                                                     Derby Savings Bank

Harry P. DiAdamo Jr., President and Chief Executive Officer of the Company and the Bank, has been a Director of Derby Savings since 1980 and served as Chairman of the Board from March 1984 to March 1985. He became President, Treasurer and Chief Executive Officer of the Bank in October 1984. Mr DiAdamo is also a member of the Executive Committee of the Company. He is serving his second two year term on the Board of the Federal Home Loan Bank of Boston, and is chairman of its audit committee. Mr DiAdamo is a member of the Mortgage Finance Committee of America's Community Bankers and the Executive and Legislative Committees of the Connecticut Bankers Association as well as a director of the Griffin Health Services and the New Haven Symphony Orchestra and president of the Shelton Educational Fund. He previously served as president of the board of Notre Dame High School in West Haven and chairman of the Valley United Way Campaign. Mr. DiAdamo is also a member of the New Britain Downtown Council.

John F. Costigan, Executive Vice President and Secretary of the Company and the Bank, joined the staff of Derby Savings in 1961 and has been a Director of the Bank since 1975. He has served in various capacities of increasing responsibility and since October 1984 has been the Bank's Executive Vice President and Chief Operating Officer. Mr. Costigan serves on the Nominating Committee of the Company. He is president of Friend A. Russ Fund, Inc. of Shelton, an educational and charitable organization, and the secretary and past chairman of the Tele-Media of Western Connecticut Advisory Council, located in Seymour, Connecticut. He serves on the Finance Committee of St. Mary's Parish in Derby, and is past trustee and past vice chairman of Griffin Health Services Corporation, and past trustee and past chairman of Griffin Hospital, a community hospital located in Derby. In 1994 he received the Charles H. Flynn Humanitarian Award for volunteer service that has raised the quality of life in some areas of the community.

Alfred T. Santoro, Vice President, Treasurer and Chief Financial Officer of the Company, joined Derby Savings in September 1985 as Vice President, Finance, and was elected Chief Financial Officer in April 1987, and Executive Vice President in January, 1994. Mr Santoro holds an M.B.A. in finance from the University of New Haven, is a member and past president of the Connecticut Chapter of the

Financial Managers Society, and is a member of the Board of Trustees and the Finance Committee of the New Britain YWCA.


Thomas H. Wells, Senior Vice President and Chief Lending Officer of Derby Savings Bank, joined the staff of Derby Savings Bank in April 1974 bringing with him 11 years of mortgage banking experience. He became Vice President in January 1975 and in March 1985 was named Senior Vice President, Loans. As Chief Lending Officer, Mr. Wells is responsible for all aspects of lending (mortgage, consumer and commercial), as well as the Bank's CRA, real estate management and collection areas. A Director of the Connecticut Appraisal Education Foundation, Inc. and member of its Investment Committee, he is also a member of the Appraisal Institute, holds the SRPA and SRA designations, and is an licensed appraiser in the state of Connecticut. Mr. Wells also serves on the Banks' Committee of Neighborhood Housing Services in New Britain, as Chairman of the Finance Committee at Seymour Congregational Church, and is a member of the American Legion. His past affiliations include teaching residential appraisal and real estate finance for Fairfield University, past President of Connecticut Chapter #38 of the Society of Real Estate Appraisers, past Chairman of the Seymour Planning and Zoning Commission and Chairman of the commercial division of the Valley United Way campaign.

Item 2. PROPERTIES

At December 31, 1994, Derby Savings had 22 banking offices located in New Haven, Fairfield and Hartford Counties. ATM's are currently in operation in 16 of the Bank's offices. The Bank is currently a member of Infinet, Inc. and Cirrus, a shared national ATM network.

                     Original Current   Percent
                     Office   Office    of Total
New Haven County:    Opened   Opened    Deposits  Owned or Leased        Note
-----------------    ------   ------    --------  ---------------        ----
Derby                1846     1976       14.44%   Owned                    --
Derby (HQ)           1985     1985         ---    Owned                    --
Orange Derby         1969     1985        6.92    Land leased, bldg. owned  1
Orange               1987     1987        4.99    Leased                    2
Seymour              1981     1981        4.38    Owned                    --
Southbury            1988     1988        1.26    Leased                    3
Fairfield County:
-----------------
Shelton              1964     1975        5.01    Owned                    --
Huntington           1970     1973        7.74    Owned                    --
Stratford            1989     1989        5.66    Leased                    4
Trumbull             1990     1990        4.84    Leased                    5
Fairfield            1993     1993        1.86    Leased                    6
Hartford County:
----------------
Avon                 1987     1992        1.83    Leased                    7
East Hartford        1992     1992        1.50    Leased                    8
Glastonbury          1992     1992        2.82    Owned                    --
New Britain:
  Main Street        1992     1992        9.12    Leased                    9
  South Main Street  1992     1992        3.89    Owned                    --
  Newington Avenue   1992     1992        4.87    Leased                   10
  West Main Street   1992     1992        3.38    Leased                   11
Newington            1992     1992        3.22    Leased                   12
Plainville           1992     1992        2.03    Leased                   13
Rocky Hill           1992     1992        4.13    Leased                   14
West Hartford        1992     1992        5.23    Leased                   15
W. Hartford Central  1992     1992         .88    Leased                   16
                                        ------
                                        100.00%
Notes:
------
1. Lease expires August 2004. Subject to three five-year renewal options followed by one seven-and-a-half year renewal option.
2.  Lease expires July 1997.  Subject to one ten-year renewal option.
3.  Lease expires November 1996.  Subject to three five-year renewal options.
4.  Lease expires August 1995.  Subject to two three-year renewal options.
5.  Lease expires June 1996.  Subject to one three-year renewal option.
6.  Lease expires April 1996.  Subject to two five-year renewal options.
7.  Lease expires September, 1997.  Subject to one five-year renewal option.
8.  Leased expires September 1999.  Subject to two five year renewal options.
9.  Leased expires April 1999.  Subject to one five year renewal option.
10. Lease expires February 1998.  Subject to three three-year renewal options.
11. Lease expires February, 1998.  Subject to three five-year renewal options.
12. Lease expires December 2000.  Subject to one ten-year renewal option.
13. Lease expires June 1998.  Subject to three five-year renewal options.
14. Lease expires November 1998.  Subject to two five-year renewal options.
15. Leased on a month-to-month basis.
16. Lease expires June 1997.  Subject to one five-year renewal option.

The aggregate net book value of properties owned and used for offices at December 31, 1994 was $4.3 million and the aggregate net book value of lease-hold improvements on properties used for branch offices was $549,000.

The data processing for Derby Savings is supplied by an unaffiliated data processing company. The primary internal data processing equipment at Derby Savings consists of teller terminals, ATM's and other automated equipment with a net book value of $2.2 million at December 31, 1994.


Item 3.  LEGAL PROCEEDINGS
The Company is involved as a plaintiff or defendant in various legal actions incidental to its business, all of which in the aggregate are believed by management not to be material to the financial condition or operations of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the year ended December 31, 1994, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
Information as to the principal market on which the stock is traded, the Company's and the Bank's dividend policy, and the high and low closing sales prices for the stock are included on page 27 of the 1994 Annual Report to Stockholders and incorporated herein by reference. There were approximately 921 holders of record of the stock as of December 31, 1994.


Item 6.  SELECTED FINANCIAL DATA
Selected financial data for the five years ended December 31, 1994, consisting of data captioned "Selected Financial and Other Data" on page 2 of the 1994 Annual Report to Stockholders, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis on pages 4 through 27 of the 1994 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated statements of position of DS Bancor, Inc. and Subsidiary as of December 31, 1994 and 1993, the related consolidated statements of earnings and stockholders' equity and the consolidated statements of cash flows for each of the three years in the period ended December 31, 1994 together with the related notes and the report of Friedberg, Smith & Co., P.C., independent certified public accountants, all contained on pages 28 - 61 in the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Information regarding the directors of the Company is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference. Information regarding the executive officers of the Company is set forth in Part I above under the caption "Executive Officers of the Registrant."


Item 11.  EXECUTIVE COMPENSATION
Information regarding remuneration of executive officers and directors of the Company is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein (excluding the report on executive compensation and the Comparative Performance Information) is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding security ownership of certain beneficial owners and management is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain relationships and related transactions is omitted from this report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year and the information to be included therein is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1). The following financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated herein by reference in Item 8. The remaining information in said Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

           (i) Consolidated Statements of Position as of December 31, 1994 and 1993.
           (ii) Consolidated Statements of Earnings for years ended December 31, 1994, 1993 and 1992.
           (iii) Consolidated Statements of Stockholders' Equity for years ended December 31, 1994, 1993 and 1992.

           (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.
           (vi)   Notes to Financial Statements.

           (vii)  Auditor's Opinion.

(a)(2). All financial statement schedules for which provision is made in applicable accounting regulations are inapplicable and have therefore been omitted.

(b) EXHIBITS AND REPORTS ON FORM 8. There were no Form 8 filings during the quarter ended December 31, 1994.

(c) The following exhibits are either filed as part of this Report or are incorporated herein by reference.

          EXHIBIT 3.1(a). Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-3699), filed March 3,
          1986).

          EXHIBIT 3.1(b). Amendment to restated Certificate of Incorporation. (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31,
          1989).

          EXHIBIT 3.2. Bylaws (incorporated herein by reference to the Exhibit to the Company's Current Report on Form 8-K filed on February 8,
          1988).

          EXHIBIT 10.1(a). Employment Agreement with Harry P. DiAdamo Jr. (incorporated herein by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-3699) filed on March 3, 1986).

          EXHIBIT 10.1(b). Employment Agreement with John F. Costigan (incorporated herein by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-4 (Registration No. 33-3699) filed on March 3, 1986).

          EXHIBIT 10.1(c). Severance Agreement with Alfred T. Santoro (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31,
          1989).

          EXHIBIT 10.1(d). Amendment to employment agreement with Harry P. DiAdamo (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

          EXHIBIT 10.1(e). Amendment to employment agreement with John F. Costigan (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

          EXHIBIT 10.1(f). Amendment to severance agreement with Alfred T. Santoro (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

          EXHIBIT 10.1(g). Severance agreement with Thomas H. Wells, as amended.

          EXHIBIT 10.2. Stock Option Plan, as amended (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1987).

          EXHIBIT 10.3. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 4 contained in the Company's Form S-8 Registration Statement (Registration No. 33-53803) filed on March 25,
          1994).

          EXHIBIT 10.4(a). Form of Deferred Compensation Agreement with Management Directors (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1987).

          EXHIBIT 10.4(b). Form of Deferred Compensation Agreement with Non-Management Directors (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1987).

          EXHIBIT 10.4(c). Insured Deposit Purchase and Assumption agreement pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, CT (incorporated herein by reference to the exhibit contained in the Company's Form 8-K dated December 4, 1992).

          EXHIBIT 13. Annual Report to Stockholders for the year ended December 31, 1994.

          EXHIBIT 21. Subsidiaries of the Company. (Incorporated by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1990.)

          EXHIBIT 23(a). Consent of Friedberg, Smith & Co., P.C. (Registrant No.33-3699).

          EXHIBIT 23(b). Consent of Friedberg, Smith & Co., P.C. (Registrant No.33-71206).

          EXHIBIT 23(c). Consent of Friedberg, Smith & Co., P.C. (Registrant No.33-53803).

          EXHIBIT 27.  Financial Data Schedule.

(d)       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DS BANCOR, INC.



Date:   March 30, 1995                 By:        /S/ Harry P. DiAdamo Jr.
      ----------------------                ------------------------------------
                                                      Harry P. DiAdamo Jr.
                                           President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chief Executive Officer:



           /S/ Harry P. DiAdamo Jr.                       Date:   March 30, 1995
-------------------------------------------------                ---------------
               Harry P. DiAdamo Jr.
Director, President and Chief Executive Officer
         (Principal executive officer)


Chief Financial Officer:



              /S/ Alfred T. Santoro                       Date:   March 30, 1995
-------------------------------------------------                ---------------
                  Alfred T. Santoro
Vice President, Treasurer and Chief Financial Officer
    (Principal financial and accounting officer)

Directors:

             /S/ Michael F. Daddona Jr.                   Date:   March 30, 1995
-------------------------------------------------                ---------------
                 Michael F. Daddona Jr.
                 Chairman of the Board


            /S/ Harry P. DiAdamo Jr.                      Date:   March 30, 1995
-------------------------------------------------                ---------------
                Harry P. DiAdamo Jr.
  Director, President and Chief Executive Officer


              /S/ John F. Costigan                        Date:   March 30, 1995
-------------------------------------------------                ---------------
                  John F. Costigan
  Director, Executive Vice President and Secretary


            /S/ Achille A. Apicella                       Date:   March 30, 1995
-------------------------------------------------                ---------------
                Achille A. Apicella
                    Director


            /S/ Walter R. Archer Jr.                      Date:   March 30, 1995
-------------------------------------------------                ---------------
                Walter R. Archer Jr.
                     Director


              /S/ John J. Brennan                         Date:   March 30, 1995
-------------------------------------------------                ---------------
                  John J. Brennan
                     Director


            /S/ Angelo E. Dirienzo                        Date:   March 30, 1995
-------------------------------------------------                ---------------
                Angelo E. Dirienzo
                    Director


             /S/ Laura J. Donahue                         Date:   March 30, 1995
-------------------------------------------------                ---------------
                 Laura J. Donahue
                     Director


             /S/ Christopher H.B. Mills                   Date:   March 30, 1995
-------------------------------------------------                ---------------
                 Christopher H.B. Mills
                     Director


                /S/ John M. Rak                           Date:   March 30, 1995
-------------------------------------------------                ---------------
                    John M. Rak
                     Director


            /S/ John P. Sponheimer                        Date:   March 30, 1995
-------------------------------------------------                ---------------
                John P. Sponheimer
                   Director

                               INDEX TO EXHIBITS

                                                                      Page (by
Exhibit                                                             Sequential
Number    Identity of Exhibit                                       Numbering)
-------   -------------------                                       ----------
3.1(a)    Certificate of Incorporation (incorporated by                      *
          reference to Exhibit 3.1 to the Company's Registration
          Statement on Form S-4 filed March 3, 1986).

3.1(b)    Amendment to restated Certificate of Incorporation.                *
          (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

3.2       Bylaws (incorporated herein by reference to the exhibit            *
          to the Company's Current Report on Form 8-K filed on February 8, 1988).

10.1(a)   Employment Agreement with Harry P. DiAdamo, Jr. (incorporated      *
          herein by reference to Exhibit 10.1(a) to the Company's
          Registration Statement on Form S-4 filed on March 3, 1986).

10.1(b)   Employment Agreement with John F. Costigan (incorporated           *
          herein by reference to Exhibit 10.1(b) to the Company's
          Registration Statement on Form S-4 filed on March 3, 1986).

10.1(c)   Severance Payment Agreement with Alfred T. Santoro                 *
          (incorporated herein by reference to Exhibit 10.1(c) to the Company's annual report on Form 10K for the year ended
          December 31, 1989).

10.1(d)   Amendment to employment agreement with Harry P. DiAdamo            *
          (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

10.1(e)   Amendment to employment agreement with John F. Costigan            *
          (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

10.1(f)   Amendment to severance agreement with Alfred T. Santoro            *
          (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1989).

10.1(g)   Severance agreement with Thomas H. Wells, as amended.             48

10.2      Stock Option Plan (incorporated herein by reference to             *
          to Exhibit 10.3 to the Company's Registration Statement on Form S-4 filed March 3, 1986).

10.3      1994 Stock Option Plan (incorporated herein by reference to        *
          Exhibit 4 contained in the Company's Form S-8 Registration
          Statement (Registration No. 33-53803) filed on March 25, 1994).

10.4(a)   Form of Deferred Compensation Agreement with Management            *
          Directors (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1987).

10.4(b)   Form of Deferred Compensation Agreement with Non-Management        *
          Directors (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1987).

10.4(c)   Insured Deposit Purchase and Assumption agreement pursuant to      *
          which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, CT (incorporated herein by reference to the exhibit contained in the Company's
          Form 8-K dated December 4, 1992).

13        Annual Report to Stockholders for the year ended
          December 31, 1994.

21        Subsidiaries of the Company (incorporated by reference to the      *
          exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1990).

23(a)     Consent of Friedberg, Smith & Co., P.C. (Registrant               51
          No. 33-3699).

23(b)     Consent of Friedberg, Smith & Co., P.C. (Registrant               52
          No. 33-71206).

23(c)     Consent of Friedberg, Smith & Co., P.C. (Registrant               53
          No. 33-53803).

27        Financial Data Schedule.                                          54




* Previously filed.