Form 10-Q
period 1995-03-31
DS BANCOR INC
filed 1995-05-15
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      March 31, 1995
                                          ------------------------

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 to
                                            ---------------     ---------------

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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at May 12, 1995:  2,882,352 shares

                                    I N D E X

                                                                 Page(s)
                                                                 -------

Part 1 -- Consolidated Financial Statements
       A.  Consolidated Statements of Position                      1
       B.  Consolidated Statements of Earnings                      2
       C.  Consolidated Statements of Stockholders' Equity          3
       D.  Consolidated Statements of Cash Flows                    4
       E.  Notes to Consolidated Financial Statements          5 - 24
       F.  Selected Consolidated Financial and Other Data          25
       G.  Management's Discussion and Analysis               26 - 36

Part 2 -- Other Information                                        37

Signatures                                                         38

                                 DS BANCOR, INC.
                       CONSOLIDATED STATEMENTS OF POSITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   MARCH 31,              DECEMBER 31,
                                                                     1995                    1994
                                                                   --------              ------------
                                                                             (UNAUDITED)
 ASSETS
   Cash and due from banks (Note 1)                                 $10,926                 $14,128
   Federal funds sold (Note 1)                                        7,500                   4,500
   Securities (Notes 1 & 2)
      Trading                                                         1,020                     770
      Available-for-sale                                            196,693                 216,674
      Held-to-maturity (fair value:  $103,568 at
         March 31, 1995 and $96,928 at December 31, 1994)           108,344                 104,702
   Loans held-for-sale (Notes 1 & 3)                                     --                  55,190
   Loans receivable (net of allowances for credit losses
      of $6,853 at March 31, 1995 and $6,803 at
      December 31, 1994) (Note 1 & 3)                               829,771                 784,237
   Federal Home Loan Bank of Boston stock, at cost (Note 8)           8,899                   8,899
   Accrued income receivable (Note 1)                                 6,834                   7,227
   Bank premises and equipment, net (Notes 1 & 6)                     6,840                   6,975
   Prepaid and deferred income taxes (Notes 1 & 10)                   4,068                   7,247
   Foreclosed assets (net of allowances of $308 at
     March 31, 1995 and $439 at December 31, 1994)
     (Notes 1 & 5)                                                    5,316                   5,756
   Other assets (Note 13)                                             6,531                   6,385
                                                                 ----------              ----------
 TOTAL ASSETS                                                    $1,192,742              $1,222,690
                                                                 ==========              ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
   Deposits (Note 7)
      Non-interest bearing                                          $29,193                 $30,918
      Interest bearing                                              997,435                 996,828
                                                                 ----------              ----------
   Total                                                          1,026,628               1,027,746
   Mortgagors' escrow                                                 7,003                  11,885
   Advances from Federal Home Loan Bank of Boston (Note 8)           83,011                 111,145
   Other liabilities (Note 9)                                         3,987                   4,777
                                                                 ----------              ----------
      Total Liabilities                                           1,120,629               1,155,553
                                                                 ----------              ----------
 STOCKHOLDERS' EQUITY (NOTES 1, 11 & 14)
   Preferred stock, no par value; authorized
     2,000,000 shares; none issued                                       --                      --
   Common stock, par value $1.00; authorized 6,000,000
     shares; issued--March 31, 1995--3,221,852 shares,
     December 31, 1994--3,084,571 shares;
     outstanding--March 31, 1995--2,882,352 shares,
     December 31, 1994--2,745,071 shares                              3,222                   3,085
   Additional paid-in capital                                        41,075                  37,780
   Retained earnings                                                 34,548                  36,362
   Net unrealized losses on available-for-sale securities,
     net of tax of $1,580 at March 31, 1995 and $3,970 at
     Decemember 31, 1994                                             (2,219)                 (5,577)
   Less:  Treasury stock, at cost (339,500 shares)                   (4,513)                 (4,513)
                                                                 ----------              ----------
      Total Stockholders' Equity                                     72,113                  67,137
                                                                 ----------              ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,192,742              $1,222,690
                                                                 ==========              ==========


 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         QUARTER ENDED
                                                                            MARCH 31,
                                                                     1995           1994
                                                                 ----------      ----------
                                                                            (UNAUDITED)
 INTEREST INCOME (NOTE 1)
   Interest and fees on loans                                       $15,390         $13,546
   Taxable interest on securities                                     4,943           4,525
   Dividends on securities                                              251             222
                                                                 ----------      ----------
      Total interest income                                          20,584          18,293
                                                                  ----------      ----------
 INTEREST EXPENSE
   Deposits (Note 7)                                                 10,579           8,300
   Borrowed funds (Note 8)                                            1,152           1,675
   Less:  Penalties on premature time deposit withdrawals               (60)            (13)
                                                                 ----------      ----------

      Net interest expense                                           11,671           9,962
                                                                 ----------      ----------
 NET INTEREST INCOME                                                  8,913           8,331
 Provision for credit losses (Notes 1 & 3)                              600             600
                                                                 ----------      ----------
 Net interest income after provision for credit losses                8,313           7,731
                                                                 ----------      ----------

 NON-INTEREST INCOME
   Service charges and other income                                     660             583
   Net realized securities gains (losses) (Note 2)                   (1,598)            194
   Net gain on sale of loans                                          1,481              86
                                                                 ----------      ----------

      Total non-interest income, net                                    543             863
                                                                 ----------      ----------

 NON-INTEREST EXPENSE
   Salaries and wages                                                 1,914           1,918
   Employee benefits (Note 9)                                           671             575
   Occupancy (Note 6)                                                   493             645
   Furniture and equipment (Note 6)                                     256             221
   Foreclosed asset expense, net (Notes 1 & 5)                          448             544
   Other                                                              2,360           2,188
                                                                 ----------      ----------

      Total non-interest expense                                      6,142           6,091
                                                                 ----------      ----------

 Income before income taxes                                           2,714           2,503
 Provision for income taxes (Note 10)                                 1,096           1,011
                                                                 ----------      ----------

 NET INCOME                                                          $1,618          $1,492
                                                                 ==========      ==========

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 1)
   Primary                                                        2,938,093       2,890,368
   Fully diluted                                                  2,938,093       2,899,673

 EARNINGS PER SHARE (NOTE 1)
   Primary                                                            $0.55           $0.52
   Fully diluted                                                      $0.55           $0.51


 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (DOLLAR AMOUNTS IN THOUSANDS)
                                      (UNAUDITED)

                                                             RETAINED EARNINGS
                                                             -----------------
                                                  ADDITIONAL            UNREALIZED             TOTAL
                                       COMMON      PAID-IN    RETAINED   GAINS &    TREASURY  STOCKHOLDERS
                                        STOCK      CAPITAL    EARNINGS    LOSSES     STOCK     EQUITY
                                       ------     ----------  --------  ----------  --------  ------------
                                                                        (NOTE 1)

 Balance--December 31, 1993             $2,991     $36,007     $30,652     $1,303    $(4,513)   $66,440

 Net income                                                      1,492                            1,492
 Adjustment for unrealized gains
   (losses), net                                                           (1,762)               (1,762)
                                        ------     -------     -------     ------    --------   -------

 Balance--March 31, 1994                $2,991     $36,007     $32,144      $(459)   $(4,513)   $66,170
                                        ------     -------     -------     ------    --------   -------
                                        ------     -------     -------     ------    --------   -------


 Balance--December 31, 1994             $3,085     $37,780     $36,362    $(5,577)   ($4,513)   $67,137

 Net income                                                      1,618                            1,618
 Stock dividend declared on common
    stock (5%--March 15, 1995)             137       3,283      (3,420)                               0
 Shares issued for fractional interest                  12                                           12
 Cash in lieu of fractional shares                                 (12)                             (12)
 Adjustment of unrealized losses, net                                       3,358                 3,358
                                        ------     -------     -------     ------    --------   -------
 Balance--March 31, 1995                $3,222     $41,075     $34,548    ($2,219)   ($4,513)   $72,113
                                        ======     =======     =======    =======    ========   =======






 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED MARCH
                                                      --------------------------------
                                                              1995         1994
                                                            -------      --------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  1,618     $  1,492
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Provision for credit losses                                  600          600
    Provision for estimated losses on foreclosed assets          500          400
    Depreciation and amortization                                196          220
    Amortization of intangible assets                            178          250
    Net amortization of premiums/discounts on securities         139          471
    Net accretion (amortization) of deferred loan fees         1,414          (49)
    Decrease in prepaid and deferred income taxes                803          711
    Net securities loss (gain)                                 1,598         (194)
    Net gain on sale of loans                                 (1,481)         (86)
    Gains on sales of foreclosed assets                           (7)          (1)
    Proceeds from sale of trading securities                     385           --
    Purchases of trading securities                             (463)        (314)
    Decrease (Increase) in accrued income receivable             393          (25)
    Benefit for deferred income taxes                            (14)        (128)
    Net (increase) decrease in other assets                      184        1,491
    Increase (decrease) in other liabilities                    (790)        (369)
                                                            --------     --------
      Net cash provided (used) by operating activities         5,253        4,469
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured available-for-sale securities          2,938        8,509
  Proceeds from sale of available-for-sale securities         45,736       15,733
  Proceeds from matured held-to-maturity securities            2,296       19,865
  Purchase of available-for-sale securities                  (25,300)      (6,257)
  Purchase of held-to-maturity securities                     (6,000)     (73,326)
  Proceeds from loans sold to others                          30,981        8,922
  Purchases of loans from others                             (19,312)      (1,154)
  Net increase in loans to customers                          (2,643)     (38,383)
  Premises and equipment additions                               (61)         (84)
  Proceeds from sale of foreclosed assets                        186          851
  Net decrease (increase) in foreclosed assets                  (142)        (656)
                                                            --------     --------
      Net cash used in investing activities                   28,679      (65,980)
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits from customers          (1,118)      13,579
  Net increase in mortgagors' escrow                          (4,882)      (3,441)
  Net decrease in short term FHLBB advances                  (28,134)     (11,659)
  Proceeds from long term FHLBB advances                      10,000       35,000
  Repayment of long term FHLBB advances                      (10,000)          --
  Proceeds from issuance of common stock                          12           --
  Dividends paid to stockholders                                 (12)          --
                                                            --------     --------
      Net cash provided (used) by financing activities       (34,134)      33,479
                                                            --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (202)     (28,032)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              18,628       43,118
                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $18,426      $15,086
                                                            ========     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by DS Bancor, Inc. (the "Company"), its wholly owned subsidiary Derby Savings Bank (the "Bank") and Derby Financial Services Corp., the Bank's wholly owned subsidiary, and reflected in the accompanying consolidated financial statements. The financial statements of Derby Financial Services Corp. are not significant to either the Bank's or the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses as of the date of the consolidated statements of financial position and the consolidated statements of earnings for the period. Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the Allowance for credit losses and the valuation of real estate acquired in settlement of loans. In connection with the determination of the allowances for credit losses and foreclosed assets, management utilizes the services of professional appraisers for significant properties.

A substantial portion of the Bank's loans are collateralized by real estate in markets in Connecticut, which have experienced significant value declines in recent years. In addition, essentially all of the Bank's foreclosed assets are located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed assets are particularly susceptible to changes in market conditions in Connecticut. While management uses available information to recognize possible losses, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the Bank's service area, Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

CASH EQUIVALENTS. For the purposes of the Consolidated Statements of Cash Flows, cash equivalents include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

SECURITIES. Effective December 31, 1993, the Bank implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, securities are classified upon acquisition as Held-to-maturity, Available-for-sale or Trading. Securities that are purchased in anticipation of short-term market gains or for resale are classified as Trading securities and carried at fair value with unrealized gains and losses included in earnings. Securities that the Bank has both the positive intent and ability to hold to maturity are classified as Held-to-maturity and carried at cost adjusted for premiums and discounts amortized to interest income using the interest method over the period to the earlier of the maturity or call date, if any. Securities not designated as either Trading or Held-to-maturity are classified as Available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of Stockholders' Equity until realized. Declines in the fair value of individual Held-to-maturity and Available-for-sale securities below their cost that are other than temporary are recognized as write-downs of the individual securities to their fair value, with the write-downs included in earnings as realized losses.

Prior to the implementation of SFAS 115, investment securities which were intended to be held until maturity or as long-term investments were stated at cost adjusted, where applicable, for amortization of premiums and accretion of discounts generally computed using the interest method. Marketable equity securities which were included in investment securities were carried at the lower of aggregate cost or market value, and a valuation allowance was recorded as a component of retained earnings, when the aggregate cost of marketable equity securities temporarily exceeded market value. A loss was recognized in earnings when the Bank's carrying value in an investment exceeded, other than temporarily, its market value.

Gain or loss on securities sold is computed by the specific identification method.

Loans Held for Sale generally consist of certain first mortgage loans that management has identified will most likely be sold for reasons of managing rate risk, liquidity, and/or asset growth, and are reflected at the lower of aggregate cost or estimated market value. Net unrealized losses resulting from market value less than cost are recognized through a valuation allowance by charges against income.

Loans Receivable that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are reflected at amortized cost (unpaid principal balances reduced by any partial charge-offs or specific valuation accounts) net of any net deferred fees or costs on originated loans or any unamortized premiums or discounts on purchased loans, and less an Allowance for credit losses.

Interest on loans is included in income as earned based on rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued when a loan becomes past due 90 days or more as to contractual payments of principal or interest. Income on purchased loans is adjusted for the accretion of discounts and the amortization of premiums using the interest method over the contractual lives of the loans, adjusted for estimated prepayments.

Loan origination fees, net of certain direct related costs, are deferred and amortized as an adjustment of loan yield over the life of the related loan.

Allowances for credit losses have been established by provisions charged to income and decreased by loans charged off (net of recoveries). Beginning in 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

These Allowances represent amounts which, in management's judgment, are adequate to absorb possible losses on loans that may become uncollectible based on such factors as the Bank's past loan loss experience, changes in the nature and volume of the loan portfolio, current and prospective economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Bank Premises and Equipment are stated at cost, less accumulated depreciation and amortization. The Bank uses primarily accelerated methods of calculating depreciation. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the leases. Bank premises are depreciated over a period of between 30 and 40 years; furniture and equipment are depreciated over a period of between 1 and 20 years. For income tax purposes, the Bank uses the appropriate depreciation provisions of the Internal Revenue Code.

Foreclosed Assets are comprised of real estate acquired through foreclosure proceedings or deeds accepted in lieu of foreclosure. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations. These properties are initially recorded at the lower of the carrying value of the related loans or the estimated fair value of the real estate acquired, with any excess of the loan balance over the estimated fair value of the property charged to the Allowance for credit losses. Subsequent changes in the net realizable value of the property are reflected by charges or credits to the Allowance for estimated losses on foreclosed assets. Costs relating to the subsequent development or improvement of a property are capitalized when value is increased. All other holding costs and expenses, net of rental income, if any, are expensed as incurred.

CORE DEPOSIT INTANGIBLE. In connection with the Burritt transaction (Note 13), the core deposit intangible is being amortized on a straight line basis over seven years.

INCOME TAXES. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS 109 required a change from the deferred method of accounting for income taxes of the Accounting Principles Board Opinion 11 ("APB 11") to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pursuant to the deferred method under APB 11, which was applied in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

Provisions for income taxes are computed based on all taxable revenue and deductible expense items included in the accompanying Consolidated Statement of Earnings regardless of the period in which such items are recognized for income tax filing purposes. The Company and its subsidiary file consolidated Federal and combined Connecticut income tax returns.

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

Employee Retirement Benefits and related deferred assets and liabilities are accounted for in accordance with SFAS 87, "Employers Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Pension expense and postretirement health care expense are based on actuarial computations of current and future benefits for employees and retirees.

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


NOTE 2 - SECURITIES

A summary of the Bank's investment securities is as follows:

                                                      MARCH 31, 1995
                                    -----------------------------------------
                                                  (AMOUNTS IN THOUSANDS)

                                                   GROSS       GROSS
                                    AMORTIZED   UNREALIZED   UNREALIZED   FAIR
  TRADING                              COST        GAINS       LOSSES     VALUE
  -------                           ---------   ----------   ----------  ------
Marketable equities                  $  1,048    $     25     $     53  $  1,020
                                     ========    ========     ========  ========

                                                      MARCH 31, 1995
                                    -----------------------------------------
                                                  (AMOUNTS IN THOUSANDS)

                                                  GROSS       GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED   FAIR
    AVAILABLE-FOR-SALE                 COST       GAINS       LOSSES     VALUE
    ------------------              ---------   ----------  ---------- --------
U.S. Government and agency bonds     $ 23,121    $     18   $    133   $ 23,006
Mortgage-backed securities            160,090          95      3,786    156,399
Other bonds and notes                  10,754          10        108     10,656
                                     --------    --------   --------   --------
       Total debt securities          193,965         123      4,027    190,061
Marketable equities                     6,527         147         42      6,632
                                     --------    --------   --------   --------
Total                                $200,492    $    270   $  4,069   $196,693
                                     ========    ========   ========   ========

                                                     MARCH 31, 1995
                                     -----------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
                                     AMORTIZED   UNREALIZED UNREALIZED   FAIR
       HELD-TO-MATURITY                 COST       GAINS      LOSSES     VALUE
       ----------------              ---------   ---------- ---------- --------
U.S. Government and agency bonds     $  2,000    $     --   $     32   $  1,968
Mortgage-backed securities            100,344          12      4,756     95,600
                                     --------    --------   --------   --------
Total debt securities                 102,344          12      4,788     97,568
Money market preferred stock            6,000          --         --      6,000
                                     --------    --------   --------   --------
Total                                $108,344    $     12   $  4,788   $103,568
                                     ========    ========   ========   ========

                                                     DECEMBER 31, 1994
                                     ------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
                                     AMORTIZED   UNREALIZED  UNREALIZED   FAIR
       TRADING                          COST       GAINS       LOSSES     VALUE
       -------                       ---------   ----------  ---------- --------
Marketable Equities                  $    918    $     --    $    148   $    770
                                     ========    ==========  ========   ========

                                                     DECEMBER 31, 1994
                                     -----------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS     GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED   FAIR
       AVAILABLE-FOR-SALE              COST       GAINS     LOSSES     VALUE
       ------------------            ----------  ---------- --------- --------
U.S. Government and agency bonds     $ 21,095    $      1   $    677   $ 20,419
Mortgage-backed securities            174,667           7      7,832    166,842
Other bonds and notes                  28,903           2        978     27,927
                                     --------    --------   --------   --------
       Total debt securities          224,665          10      9,487    215,188
Marketable equities                     1,556          37        107      1,486
                                     --------    --------   --------   --------
Total                                $226,221    $     47   $  9,594   $216,674
                                     ========    ========   ========   ========

                                                     DECEMBER 31, 1994
                                    -----------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS     GROSS
                                    AMORTIZED   UNREALIZED UNREALIZED   FAIR
       HELD-TO-MATURITY                COST        GAINS    LOSSES      VALUE
       ----------------             ---------   ---------- ---------- --------
U.S. Government and agency bonds     $  2,000    $     --    $     60 $  1,940
Mortgage-backed securities            102,702          --       7,714   94,988
                                     --------    --------    -------- --------
Total                                $104,702    $     --    $  7,774 $ 96,928
                                     ========    ========    ======== ========

The amortized cost and market value of debt securities by contractual maturity is as follows:


                                                     MARCH 31, 1995
                                    -----------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                        AVAILABLE-FOR-SALE     HELD-TO-MATURITY
                                       ---------------------   ------------------
                                       AMORTIZED      FAIR     AMORTIZED   FAIR
                                         COST        VALUE       COST      VALUE
                                       ---------   ----------  ---------- --------

Due in one year or less                 $    ---   $    ---     $  2,000   $ 1,968
Due after one year through five years     10,753     10,656          ---       ---
Due after five years through ten years    16,136     16,059          ---       ---
Due after ten years                        6,986      6,947          ---       ---
                                         -------   --------     --------   -------
                                          33,875     33,662        2,000     1,968
Mortgage-backed securities               160,090    156,399      100,344    95,600
                                        --------   --------     --------   -------
Total                                   $193,965   $190,061     $102,344   $97,568
                                        ========   ========     ========   =======

During the three months ended March 31, 1995, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:

                                                   GROSS     GROSS      NET
                                        PROCEEDS  REALIZED  REALIZED    GAIN
AVAILABLE-FOR-SALE                     FROM SALES  GAINS     LOSSES    (LOSS)
- ------------------                     ---------- --------  --------   ------
                                                  (AMOUNTS IN THOUSANDS)
U.S. Government and agency bonds        $ 27,994  $   ---   $ 1,223   $(1,223)
Other bonds and notes                     17,583      ---       555      (555)
                                        --------  -------   -------   -------
Total debt securities                     45,577      ---     1,778    (1,778)

Marketable equities                           54        9       ---         9
                                         -------  -------    ------    ------
Total available-for-sale                  45,631        9     1,778    (1,769)

TRADING
- -------
Realized gains                               384       51       ---        51
                                        --------  -------   -------    -------
Total realized                          $ 46,015  $    60   $ 1,778    (1,718)
                                        ========  =======   =======
Net unrealized gains--trading                                             120
                                                                      -------
Total                                                                 $(1,598)
                                                                      =======

During the three months ended March 31, 1994, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                   GROSS     GROSS      NET
                                      PROCEEDS   REALIZED  REALIZED    GAIN
                                     FROM SALES    GAINS    LOSSES    (LOSS)
                                     ----------  -------   -------   -------
AVAILABLE-FOR-SALE                               (AMOUNTS IN THOUSANDS)
- ------------------

Other bonds and notes                $ 15,631    $   235   $     1   $   234

Marketable equities                        92         17        47       (30)
                                     --------    -------   -------   --------
Total available-for-sale             $ 15,723    $   252   $    48       204
                                     ========    =======   =======
Net unrealized losses--trading                                           (10)
                                                                     --------
Total                                                                $   194
                                                                     =======


At March 31, 1995, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were approximately $7.0 million and $6.9 million, respectively.


NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE

The components of loans in the accompanying Consolidated Statements of Position were as follows:


                                             MARCH 31,         DECEMBER 31,
                                               1995                1994
                                             ---------         ------------
                                                  (AMOUNTS IN THOUSANDS)

MORTGAGE
        Residential real estate              $673,683            $687,582
        Commercial real estate                 29,867              28,731
        Multi-family real estate                9,487               8,682
        Residential construction                3,870               2,363
                                             --------            --------
                                              716,907             727,358
                                             --------            --------
CONSUMER
        Home equity lines of credit            70,364              70,358
        Home equity installment                21,194              19,267
        Collateral                              3,202               3,014
        All other                               6,484               4,783
                                             --------            --------
                                              101,244              97,422
                                             --------            --------
COMMERCIAL
        Commercial                             18,695              20,199
        Real estate development                 3,716               3,775
                                             --------            --------
                                               22,411              23,974
                                             --------            --------

TOTAL                                         840,562             848,754

Net deferred loan fees, premiums & discounts   (3,938)             (2,524)
Allowances for credit losses                   (6,853)             (6,803)
                                             --------            --------

                                              829,771             839,427
Residential real estate loans held-for-sale       ---             (55,190)
                                             --------            --------

Loans receivable, net                        $829,771            $784,237
                                             ========            ========


Loans are summarized between fixed and adjustable rates as follows:


                                             MARCH 31,         DECEMBER 31,
                                               1995               1994
                                             ---------         ------------
                                                  (AMOUNTS IN THOUSANDS)

Fixed rate                                   $209,176            $213,669
Adjustable rate                               631,386             635,085
                                             --------            --------
Total                                        $840,562            $848,754
                                             ========            ========


The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $156,700,000 and $129,300,000 at March 31, 1995 and December 31, 1994, respectively.

Loans outstanding at March 31, 1995 and December 31, 1994 included approximately $15,736,000 and $15,042,000, respectively, of non-performing loans, which were comprised of $12,582,000 in mortgage loans, $1,514,000 in consumer loans and $1,640,000 in commercial loans at March 31, 1995 and $12,186,000 in mortgage loans, $1,280,000 in consumer loans and $1,576,000 in commercial loans at December 31, 1994. The average recorded investment in non-performing loans during the three months ended March 31, 1995 was approximately $15,669,000. The Company recognized interest income on those non-performing loans of approximately $55,000 for the quarter ended March 31, 1995.

Activity in the allowances for loan losses for the periods indicated were as follows:


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                  1995            1994
                                               ---------         -------
                                                 (AMOUNTS IN THOUSANDS)

MORTGAGE LOANS
         Balance at beginning of period          $ 4,495         $ 4,605
         Provision for credit losses                 400             350
         Loan charge-offs                           (444)           (459)
         Recoveries                                    5               1
                                                 -------         -------
         Balance at end of period                $ 4,456         $ 4,497
                                                 =======         =======
CONSUMER LOANS
         Balance at beginning of period          $ 1,266         $ 1,193
         Provision for credit losses                 200             200
         Loan charge-offs                           (139)           (349)
         Recoveries                                   47               3
                                                 -------         -------
         Balance at end of period                $ 1,374         $ 1,047
                                                 =======         =======
COMMERCIAL LOANS
         Balance at beginning of period          $ 1,042         $ 1,181
         Provision for credit losses                 ---              50
         Loan charge-offs                            (21)            ---
         Recoveries                                    2               2
                                                 -------         -------
         Balance at end of period                $ 1,023         $ 1,233
                                                 =======         =======

TOTAL ALLOWANCE FOR CREDIT LOSSES
         Balance at beginning of period          $ 6,803         $ 6,979
         Provision for credit losses                 600             600
         Loan charge-offs                           (604)           (808)
         Recoveries                                   54               6
                                                 -------         -------
         Balance at end of period                $ 6,853         $ 6,777
                                                 =======         =======


In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At March 31, 1995, the Allowances for credit losses, which totaled approximately $6.9 million, included approximately $1.7 million allocated to the loans acquired in the Burritt transaction.


NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of those instruments and is summarized below:


                                                        MARCH 31,  DECEMBER 31,
                                                          1995       1994
                                                        ---------  ------------
                                                       (AMOUNTS IN THOUSANDS)

     Loan Commitments
        Commitments to extend credit                    $ 14,223    $ 10,783
        Commitments to purchase loans                     16,483      24,000
        Unadvanced commercial lines of credit             10,604       8,232
        Unadvanced portion of construction loans           2,832       2,904
        Unused portion of Home Equity Lines of Credit     60,800      59,977
        Other consumer lines of credit                     1,737         994
                                                        --------    --------
     Total                                              $106,679    $106,890
                                                        ========    ========
     Letters of credit                                  $  1,212    $  1,463
                                                        ========    ========


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

At March 31, 1995, the Bank had commitments to purchase approximately $2.9 million in securities. There were no outstanding commitments to sell securities at March 31, 1995.


NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:


                                                 MARCH 31,       DECEMBER 31,
                                                   1995              1994
                                                 ---------       ------------
                                                    (AMOUNTS IN THOUSANDS)


One-to-four family residential                   $ 2,475           $ 1,599
Multi-family                                       1,034               510
Commercial real estate                               268               907
Land                                               1,847             3,179
                                                 -------           -------
Total                                              5,624             6,195
Allowance for estimated losses                      (308)             (439)
                                                 -------           -------
Foreclosed assets, net                           $ 5,316           $ 5,756
                                                 =======           =======


Activity in the allowance for estimated losses on foreclosed assets is as follows:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1995          1994
                                                      ------        ------
                                                      (AMOUNTS IN THOUSANDS)

Balance at beginning of period                        $  439        $1,040
Provision charged to expense                             500           400
Net losses charged to the allowance                     (631)         (479)
                                                      ------        ------
Balance at end of period                              $  308        $  961
                                                      ======        ======


Losses and expenses related to foreclosed assets are summarized as follows:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1995          1994
                                                      ------        ------
                                                      (AMOUNTS IN THOUSANDS)

Provision charged to expense                          $  500        $  400
Gain on sale of real estate                               (7)           (1)
Holding costs and expenses                                (1)          208
Rental income                                            (44)          (63)
                                                      ------        ------
Foreclosed asset expense, net                         $  448        $  544
                                                      ===== =       ======


NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:


                                                 MARCH 31,       DECEMBER 31,
                                                   1995              1994
                                                 ---------       ------------
                                                    (AMOUNTS IN THOUSANDS)


Buildings and land                               $ 7,261           $ 7,266
Leasehold improvements                               849               836
Furniture and equipment                            5,700             5,656
                                                 -------           -------
                                                  13,810            13,758
Accumulated depreciation and amortization          6,970             6,783
                                                 -------           -------
Bank premises and equipment, net                 $ 6,840           $ 6,975
                                                 =======           =======


Depreciation and amortization included in Non-interest expense aggregated approximately $195,600 and $188,300 for the three months ended March 31, 1995 and 1994, respectively.

LEASES.
Rent expense for banking premises of $175,700 and $232,100 is included in Occupancy expense for the three months ended March 31, 1995 and 1994, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at March 31, 1995 (AMOUNTS IN THOUSANDS):

               1995                                        $  424
               1996                                           532
               1997                                           436
               1998                                           263
               1999                                           116
               Thereafter                                     145
                                                           ------
               Total future minimum lease payments         $1,916
                                                           ======


These leases include options to renew for periods ranging from 3 to 22 years.


NOTE 7 - DEPOSITS

Deposits were comprised of the following:


                                                MARCH 31,                              DECEMBER 31,
                                   -----------------------------           ------------------------------
                                                  1995                                     1994
                                   -----------------------------           ------------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                     WEIGHTED                                WEIGHTED
                                      AVERAGE                                 AVERAGE
                                   STATED RATES          AMOUNT            STATED RATES          AMOUNT
                                   ------------        ----------          ------------        ----------

Demand                                                 $   29,193                              $   30,918
NOW                                1.75-2.00%(A)           47,379          1.75-2.00%(a)           49,097
Regular and club savings              2.00                199,699             2.00                213,574
Money market deposit accounts         5.63                202,694             5.10                205,239
Time accounts                         5.15                547,663             4.72                528,918
                                                       ----------                              ----------
Total deposits                                         $1,026,628                              $1,027,746
                                                       ==========                              ==========

   (a) Ranges indicate tiers



Time accounts at March 31, 1995 mature as follows:


                                           WEIGHTED AVERAGE
               MATURITY                      STATED RATE          AMOUNT
               --------                    ----------------      --------
                                           (DOLLAR AMOUNTS IN THOUSANDS)

               One year or less                 4.34%            $357,873
               One to two years                 5.36%              98,323
               Two to three years               5.72%              38,048
               Beyond                           5.49%              53,419
                                                                 --------
               Total                            4.72%            $547,663
                                                                 ========


Time deposit accounts of $100,000 or more approximated $32,069,000 at March 31, 1995. Of that amount, approximately $9,838,000 mature in six months or less, $8,121,000 mature after six months to one year, and $14,110,000 mature after one year.

Interest expense on deposits is summarized as follows:


                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 1995            1994
                                                 ----            ----
                                                  (AMOUNTS IN THOUSANDS)

NOW                                            $   225        $   224
Regular and club savings                         1,014          1,109
Money market deposits                            2,642          1,517
Time savings                                     6,661          5,412
Escrow                                              37             38
                                               -------        -------
Total interest expense on deposits             $10,579        $ 8,300
                                               =======        =======


NOTE 8 - BORROWED FUNDS

Terms of the advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:



                                                MARCH 31,                              DECEMBER 31,
MATURITY/REPRICE DATE                            1995                                     1994
                                   -----------------------------           ------------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                       WEIGHTED AVERAGE                        WEIGHTED AVERAGE
                                   BALANCE              INTEREST RATE       BALANCE              INTEREST RATE
                                   -------             ----------------    ---------           ----------------

1995                               $    ---                  ---           $  1,482                   ---
1995                                 32,051                 5.88             58,703                  6.02
1996                                 27,050                 4.95             27,050                  4.95
1997                                 19,190                 5.55             19,190                  5.55
1998                                  1,600                 5.48              1,600                  5.48
1999                                  2,200                 8.60              2,200                  8.60
2000                                    920                 9.16                920                  9.16
                                   --------                                --------
Total advances from the FHLBB      $ 83,011                                $111,145
                                   ========                                ========


The Bank has a cash management line of credit from the FHLBB in the amount of $10,672,000 at March 31, 1995. At March 31, 1995 and December 31, 1994, the
Bank had book overdrafts of $0 and $1,482,000, respectively, which are included in advances from the FHLBB.

The Company had a $3.0 million line of credit (Note 18), of which approximately $1.4 million was outstanding at March 31, 1994, and was subsequently paid off in June 1994.

Interest expense on borrowed funds is summarized as follows:


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                   1995           1994
                                                   ----           ----
                                                 (AMOUNTS IN THOUSANDS)

FHLBB advances                                   $1,152         $1,649
Line of credit                                      ---             26
                                                 ------         ------
Total interest expense on borrowed funds         $1,152         $1,675
                                                 ======         ======


Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at March 31, 1995 and December 31, 1994.

NOTE 9 - BENEFIT PLANS

A. RETIREMENT PLAN
The Bank sponsors a defined benefit pension plan which is noncontributory and covers all full-time employees who meet certain age and length of service requirements. Benefits are based on years of service and the employee's highest compensation during any consecutive five year period during the last ten years before normal retirement. The Bank's funding policy is to contribute annually amounts at least equal to minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The components of the net pension expense reflected in Employee benefits expense were as follows:


                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                                  1995          1994
                                                  ----          ----
                                                (Amounts in thousands)

Service cost-benefits earned during the period   $ 87           $100
Interest cost on projected benefit obligation      95             76
Expected return on plan assets                   (100)           (97)
Net amortization and deferral                      (2)            (2)
                                                 ----           ----
Net pension expense                              $ 80           $ 77
                                                 ====           ====


Assumptions used in the accounting were:


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                      1995          1994
                                                      ----          ----
                                                   (AMOUNTS IN THOUSANDS)

Discount/settlement rates                             8.50%          7.00%
Rates of increase in compensation levels              5.00%          5.00%
Expected long-term rate of return on assets           9.50%          9.50%




The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:


                                                           DECEMBER 31, 1994
                                                        ----------------------
                                                        (AMOUNTS IN THOUSANDS)


Actuarial present value of benefit obligations:
   Accumulated benefit obligation - vested                      $(3,306)
   Accumulated benefit obligation - nonvested                       (72)
                                                                -------
      Total accumulated benefit obligation                       (3,378)
Effect of projected future compensation levels                   (1,174)
                                                                -------
Projected benefit obligation ("PBO") for service
   rendered to date                                              (4,552)
Plan assets, at fair value *                                      4,095
                                                                -------
PBO in excess of plan assets                                       (457)
Unrecognized net asset existing at January 1, 1987
   being recognized over approximately 18 years                     (93)
Unrecognized prior service cost                                     (72)
Unrecognized net loss from past experience different
   from that assumed and effects of changes in assumptions          556
                                                                -------

Accrued pension cost included in Other liabilities              $   (66)
                                                                =======


   * THE PLAN'S ASSETS ARE ALLOCATED AMONG EQUITY SECURITIES AND VARIOUS SHORT AND INTERMEDIATE TERM BOND FUNDS.


B. DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three months ended March 31, 1995 and 1994 was $25,100 and $24,000, respectively. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the quarters ended March 31, 1995 and 1994, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

C. THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three months ended March 31, 1995 and 1994 was $19,100 and $22,800, respectively.

D. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Bank provides certain health care and life insurance benefits for retired employees. Substantially all of the Bank's employees become eligible if they reach normal retirement age while still working for the Bank. These benefits are provided through an insurance company whose premiums are based on the benefits paid during the year. The premiums paid by the Bank are based on the retiree's length of service with the Bank. The Company adopted SFAS No. 106 in 1992. The statement requires that the projected future costs of providing postretirement benefits be recognized as an expense as employees render service, instead of when the benefits are paid. Prior to the adoption of this statement in 1992, the Company recognized postretirement benefit expense as paid.

The following table sets forth the accumulated postretirement benefit obligation ("APBO") reconciled to the accrued postretirement benefit cost included in the Company's Consolidated Statements of Position:


                                                       DECEMBER 31, 1994
                                                    ----------------------
                                                    (AMOUNTS IN THOUSANDS)


Accumulated Postretirement Benefit Obligation
   Retirees                                                 $  (488)
   Fully eligible active plan participants                     (180)
   Other active plan participants                            (1,561)
                                                            -------
      Total APBO                                             (2,229)
Unrecognized transition obligation                            1,917
Unrecognized net gains from past experience
  different from that assumed and effects
  of changes in assumptions                                    (920)
                                                            -------
Accrued postretirement benefit cost
  included in Other liabilities                             $(1,232)
                                                            =======


The APBO includes approximately $1,759,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits expense included the following components.


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                      1995          1994
                                                      ----          ----
                                                   (AMOUNTS IN THOUSANDS)

Service cost-benefits attributable to
   service during the period                          $ 53          $ 70
Interest cost on APBO                                   47            42
Amortization of transition obligation                   17            25
                                                      ----          ----
Net periodic postretirement benefit cost              $117          $137
                                                      ====          ====

For measurement purposes, a 14.5% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1994. The rate was assumed to decrease gradually to 4.0% in year 15 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

The weighted-average discount rates used in determining the APBO was 8.5%.


NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                      1995          1994
                                                      ----          ----
                                                   (AMOUNTS IN THOUSANDS)

Current income tax provision
   Federal                                          $  813        $  832
   State                                               297           306
                                                    ------        ------
Total current                                        1,110         1,138
                                                    ------        ------

Deferred income tax benefit
  Federal                                              (10)          (92)
  State                                                 (4)          (35)
                                                    ------        ------
Total deferred                                         (14)         (127)
                                                    ------        ------
Total provision for income taxes                    $1,096        $1,011
                                                    ======        ======


The Company's effective income tax rate differed from the Federal statutory tax rate as follows:


                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------
                                                   1995             1994
                                             --------------    ---------------
                                               (DOLLAR AMOUNTS IN THOUSANDS)
                                             Amount      %     Amount      %
                                             ------    ----    ------    ----

Tax at statutory Federal rate                $  924    34.0    $  851    34.0
State tax*                                      193     7.1       180     7.2
Dividend income exclusion                       (22)   (0.8)      (20)   (0.8)
Other                                             1      --        --      --
                                             ------    ----    ------    -----
Effective rate on operations                 $1,096    40.3    $1,011    40.4
                                             ======    ====    ======    ====

* NET OF FEDERAL TAX BENEFIT


The components of the net deferred income tax asset are as follows:


                                             MARCH 31, 1995 DECEMBER 31, 1994
                                             -------------- -----------------
                                                  (AMOUNTS IN THOUSANDS)

Deferred income tax liability:
     Federal                                      $  292         $  273
     State                                           110            104
                                                  ------         ------
                                                     402            377
                                                  ------         ------
Deferred income tax asset:
     Federal                                       3,849          5,549
     State                                         1,470          2,121
                                                  ------         ------
                                                   5,319          7,670
                                                  ------         ------
Net deferred income tax asset                     $4,917         $7,293
                                                  ======         ======


The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:


                                             MARCH 31, 1995   DECEMBER 31, 1994
                                             -------------    -----------------
                                                   (AMOUNTS IN THOUSANDS)

Allowances for losses                            $2,023              $2,023
Depreciation                                        (62)                (62)
Deferred loan fees                                  (81)                (59)
Deferred compensation                               222                 215
Loan expense                                        287                 291
Employee benefits                                   583                 539
Trading loss                                        11                   62
Intangible asset                                    354                 314
                                                 ------              ------
                                                  3,337               3,323
Unrealized losses                                 1,580               3,970
                                                 ------              ------
Net deferred income tax asset                    $4,917              $7,293
                                                 ======              ======


A summary of the change in the net deferred income tax asset for the three months ended March 31, 1995 and 1994 is as follows (AMOUNTS IN THOUSANDS):



Net deferred income tax asset at December 31, 1994                   $7,293
Deferred tax provision:
Income and expense                                                       14
Unrealized losses                                                    (2,390)
                                                                     ------
Net deferred income tax asset at March 31, 1995                      $4,917
                                                                     ======



Deferred tax income asset at December 31, 1993                       $2,055
Deferred tax provision:
Income and expense                                                      127
Unrealized gains                                                      1,254
                                                                     ------
Net deferred tax asset at March 31, 1994                             $3,436
                                                                     ======


Deductions from taxable income in prior years have been claimed as loan loss provisions for qualifying (real estate) loans in accordance with the Internal Revenue Code. Retained earnings includes a tax reserve for qualifying loans. If the reserve is used for any purpose other than to absorb losses on loans, an income tax liability could be incurred. Management does not anticipate that this reserve will be made available for any other purposes. In accordance with generally accepted accounting principles, no deferred income taxes have been provided for this temporary difference.


NOTE 11 - STOCK OPTIONS

Under the Company's stock option plans 576,797 shares, adjusted to reflect stock dividends, if any, of common stock are reserved. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the shares issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights ("SARS") have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARS when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SARS holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made for the three months ended March

31, 1995 and 1994 inasmuch as management does not anticipate exercise of SARS at this time.

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:


                                      FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                      -----------------------------------------

Outstanding at beginning of period                        227,549
Granted                                                       --
Exercised (a)                                              (1,313)
Cancelled                                                     --
                                                          -------
Outstanding at end of period                              226,236
                                                          =======

(a) INCLUDES SARS

As of March 31, 1995, 226,236 options were exercisable at prices ranging from $9.50 to $27.62.

At March 31, 1995, there were 226,236 options in the Plans that remained outstanding. Through March 31, 1995, 129,231 options have been exercised and 229,953 options were available for grant.

During the three months ended March 31, 1995, 1,313 SARS were exercised which resulted in payments to employees aggregating $6,200. These amounts are included in Salary and wage expense for 1995.


NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:


                                                    MARCH 31,       DECEMBER 31,
                                                      1995             1994
                                                    --------        ------------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS

Cash in subsidiary bank                              $   826          $   860
Investment in bank subsidiary, at equity              70,981           65,985
Other assets                                             317              303
                                                     -------          -------
TOTAL ASSETS                                         $72,124          $67,148
                                                     =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities                                    $    11          $    11
                                                     -------          -------
   Total Liabilities                                      11               11
                                                     -------          -------

STOCKHOLDERS' EQUITY
Common Stock                                           3,222            3,085
Additional paid-in capital                            41,075           37,780
Retained earnings                                     32,329           30,785
Less: Treasury stock, at cost (339,500 shares)        (4,513)          (4,513)
                                                     -------          -------
   Total Stockholders' Equity                         72,113           67,137
                                                     -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $72,124          $67,148
                                                     =======          =======


The condensed statements of earnings were as follows:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                            1995          1994
                                                                            ----          ----
                                                                     (DOLLAR AMOUNTS IN THOUSANDS,
                                                                          EXCEPT PER SHARE DATE)

Income:
   Dividends from subsidiary                                              $  ---         $  567
   Other income                                                               13             --
                                                                          ------         ------
Total income                                                                  13            567
                                                                          ------         ------

Expense:
   Interest expense                                                          ---             25
   Other expense                                                              48             59
                                                                          ------         ------
Total expense                                                                 48             84
                                                                          ------         ------

Income before income tax and change in equity of subsidiary                  (35)           483
Income tax benefit                                                            15             35
                                                                          ------         ------
Income before change in equity of subsidiary                                 (20)           518
Change in equity of subsidiary                                             1,638            974
                                                                          ------         ------
Net income                                                                $1,618         $1,492
                                                                          ======         ======

Weighted average shares outstanding
   Primary                                                             2,938,093      2,890,368
   Fully Diluted                                                       2,938,093      2,899,673

Earnings per share
   Primary                                                                $ 0.55         $ 0.52
   Fully diluted                                                          $ 0.55         $ 0.51



The condensed changes in the components of Stockholders' Equity for the three months ended March 31, 1995 and 1994 were as follows:




                                                                                       ADDITIONAL
                                                                          COMMON        PAID-IN        RETAINED       TREASURY
                                                                           STOCK        CAPITAL        EARNINGS        STOCK
                                                                          ------       ----------      --------       --------
                                                                                    (DOLLAR AMOUNTS IN THOUSANDS)

Balance - December 31, 1993                                               $2,991        $36,007        $31,955        $(4,513)
Net income                                                                                               1,492
Adjustment for unrealized gains (losses), net                                                           (1,762)
                                                                          ------        -------        -------        -------
Balance - March 31, 1994                                                  $2,991        $36,007        $31,685        $(4,513)
                                                                          ======        =======        =======        =======


Balance - December 31, 1994                                               $3,085        $37,780        $30,785        $(4,513)
Net income                                                                                               1,618
Stock dividend declared on common stock                                      137          3,283         (3,420)
Shares issued for fractional interest                                                        12
Cash in lieu of fractional shares                                                                          (12)
Adjustment for unrealized losses, net                                                                    3,358
                                                                          ------        -------        -------        -------
Balance - March 31, 1995                                                  $3,222        $41,075        $32,329        $(4,513)
                                                                          ======        =======        =======        =======


The condensed statements of cash flows were as follows:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                            1995          1994
                                                                            ----          ----
                                                                         (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
   Dividends received from subsidiary                                      $ ---         $  567
   Interest paid                                                             ---            (25)
   Interest on deposit account                                                13            ---
   Cash paid to suppliers                                                    (47)           (59)
                                                                           -----         ------
      Net cash provided from operating activities                            (34)           483
                                                                           -----         ------

Cash flows from financing activities:
   Dividends paid to stockholders                                            (12)           ---
   Issuance of common stock                                                  12             ---
                                                                           -----         ------
      Net cash applied to financing activities                               ---            ---
                                                                           -----         ------

Net increase in cash                                                         (34)           483
Cash at beginning of period                                                  860             85
                                                                           -----         ------
Cash at end of period                                                      $ 826         $  568
                                                                           =====         ======



A reconciliation of net earnings to cash provided by operating activities was as follows:


                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                            1995          1994
                                                                            ----          ----
                                                                         (AMOUNTS IN THOUSANDS)

Net Income                                                                $1,618         $1,492
Items not resulting in cash flow:
   Equity in undistributed earnings of subsidiary                         (1,638)          (974)
   Decrease (increase) in income tax
      benefits receivable                                                    (14)           (35)
                                                                          ------         ------
Net cash flow from operating activities                                   $  (34)        $  483
                                                                          ======         ======




NOTE A: THE BOARD OF DIRECTORS AUTHORIZED AND THE COMPANY ESTABLISHED A $3.0 MILLION LINE OF CREDIT TO PARTIALLY FUND THE REPURCHASE OF THE COMPANY'S COMMON STOCK IN 1989 AND 1990. THIS LOAN, WHICH HAD AN INTEREST RATE OF PRIME PLUS ONE PERCENT, WAS PAID IN FULL IN JUNE, 1994. (NOTES 8 AND 14).

NOTE 13 - ACQUISITION OF BURRITT INTERFINANCIAL BANCORPORATION

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

The assets of Burritt acquired included cash, various investment securities and certain other assets totaling approximately $54.0 million and two loan pools of one-to-four family mortgage loans and consumer loans, with par values of approximately $139.7 million and $29.6 million, respectively. The loan pools, at December 31, 1992, included non-accrual loans totaling approximately $6.1 million and $221,000, respectively. The loans acquired in this transaction were purchased at a $10.4 million discount, which had been added to the Bank's allowances for credit losses. Specific allocations of the acquired allowance for credit losses, to reflect the fair value of loans acquired, have been made as management of the Bank identified probable losses. During 1993, the Bank completed a valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt allowance for credit losses as a purchased loan discount (Note 3). This amount will be accreted to interest income over the remaining terms of the acquired loans.

Of a $6.2 million premium paid by the Bank to the FDIC for the assumption of deposits and other customer service liabilities, the Bank recorded approximately $5.0 million as a core deposit intangible which is included in Other assets, net of amortization, and totaled $3.4 million at March 31, 1995 (Note 1).

As part of the transaction, the Bank acquired the right to service loans for others which totaled approximately $107.1 million at December 31, 1992. Approximately $1.1 million of the premium paid to the FDIC has been allocated to the tangible value of acquired mortgage servicing rights, included in Other assets. This amount will be amortized over the expected future life of the serviced loans as a reduction to serviced loan fee income. Additionally, the Bank entered into an interim management agreement with the FDIC pursuant to which the Bank would service loans which totaled $258.9 million at December 31, 1992. The servicing of these loans for the FDIC ended September 30, 1993.

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's thirteen banking offices and related equipment. The Bank exercised its option with respect to eleven of such banking offices. Derby did not exercise its option with respect to two Burritt banking offices which were closed by the FDIC and not opened by Derby. Three of Burritt's offices were owned and in 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC for the third. In June 1994, the Bank relocated the operations of the former main office of Burritt, which the Bank had been renting from the FDIC. Of the remaining eight banking offices which had been leased by Burritt, one had been assumed by the Bank. Through December 31, 1994, the Bank entered into leases on five of the seven locations formerly leased by Burritt and is renegotiating the terms of one of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.

NOTE 14 - REGULATORY MATTERS

DS Bancor and its wholly owned subsidiary Derby Savings Bank, pursuant to the regulations of the Federal Reserve Board (the "Board") and the FDIC, respectively, are subject to risk-based capital standards. These risk-based standards require a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital (primarily stockholders' equity).

The Board has supplemented these standards with a minimum leverage ratio of 3.0% of tier 1 capital to total assets. The Board has indicated that all but the most highly rated bank holding companies should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. The FDIC has adopted a similar leverage requirement.

In the second quarter of 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum calls for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. At March 31, 1995, the level of assets classified "substandard" represented 29.8% of the Bank's total equity capital and reserves. The Memorandum also calls for the level of delinquent loans to be reduced to no more than 7% of gross loans by December 31, 1992 and to 5% of gross loans by December 31, 1993. At March 31, 1995, delinquent loans totaled $32.2 million or 3.8% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a leverage ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification required Derby to have a leverage ratio in excess of 5% of total assets by December 31, 1993 and a leverage ratio at or above 5.75% of total assets by December 31, 1994. However, management of the Bank has requested and the FDIC has approved an extension of the December 31, 1994 target date to June 30, 1995. At March 31, 1995, the Bank's leverage ratio of tier 1 capital to total assets ratio exceeded this level and stood at 5.9%.

                        SELECTED FINANCIAL AND OTHER DATA
              (Dollar amounts in thousands, except per share data)


                                                                                    FOR THE QUARTER
                                                                                     ENDED MARCH 31,
                                                                                 ----------------------
                                                                                  1995           1994
                                                                                 -------        -------
OPERATING DATA:                                                                       (UNAUDITED)

  Interest income                                                                $20,584        $18,293
  Interest expense                                                                11,671          9,962
                                                                                 -------        -------

  Net interest income                                                              8,913          8,331
  Provision for credit losses                                                        600            600
                                                                                 -------        -------

  Net interest income after provision for credit losses                            8,313          7,731
  Non-interest income, net                                                           543            863
  Non-interest expense                                                             6,142          6,091
                                                                                 -------        -------

Income before income taxes                                                         2,714          2,503
Provision for income taxes                                                         1,096          1,011
                                                                                 -------        -------

Net Income                                                                        $1,618         $1,492
                                                                                 =======        =======

Earnings Per Share
  Primary                                                                          $0.55          $0.52
  Fully diluted                                                                    $0.55          $0.51

STATISTICAL DATA:
  Net interest rate spread (a)                                                      2.86%          2.74%
  Net yield on average interest-earning assets (a)                                  3.10%          2.89%
  Return on average assets (a)                                                      0.55%          0.49%
  Return on average stockholders' equity (a)                                        9.11%          8.93%
  Average stockholders' equity to average assets                                    5.99%          5.48%

MARKET PRICES OF COMMON STOCK:
  High                                                                            $27.50         $27.50
  Low                                                                             $21.75         $23.75
  At March 31                                                                     $24.25         $25.75




FINANCIAL CONDITION AND OTHER DATA AT:                                         MARCH 31,    DECEMBER 31,
                                                                                 1995           1994
                                                                              ----------    ------------
                                                                                      (UNAUDITED)

  Total assets                                                                $1,192,742     $1,222,690
  Loan portfolio, net                                                            829,771        839,427
  Securities portfolio                                                           306,057        322,146
  Deposits                                                                     1,026,628      1,027,746
  Federal Home Loan Bank of Boston advances                                       83,011        111,145
  Stockholders' equity                                                            72,113         67,137
  Book value per share                                                             25.02          23.30

  Leverage ratio                                                                    5.94%          5.63%
  Tier 1 capital to risk-weighted assets                                           10.87%         10.38%
  Total capital to risk-weighted assets                                            11.92%         11.41%

  Non-performing loans                                                            15,736         15,042
  Foreclosed assets                                                                5,316          5,756
                                                                              ----------     ----------
    Total non-performing assets                                                   21,052         20,798

 Restructured loans                                                                4,189          4,213

  Allowance for credit losses                                                      6,853 (b)      6,803 (b)
  Allowance as a percentage of non-performing loans                                 43.5%          45.2%

- ----------------
(a)  ANNUALIZED.
(b) INCLUDES $1.7 MILLION AND $1.8 MILLION, ALLOCATED TO LOANS ACQUIRED AS PART OF THE BURRITT TRANSACTION, FOR MARCH 31, 1995 AND DECEMBER 31, 1994, RESPECTIVELY.


MANAGEMENT'S DISCUSSION AND ANALYSIS

                       COMPARISON OF RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


     GENERAL. Net income for the first quarter ended March 31, 1995 totaled $1,618,000 or $.55 per share (fully diluted) compared to $1,492,000 or $.51 per share (fully diluted) for the comparable period in 1994. Net income for the three months ended March 31, 1995 represented an annualized return on average assets of .55% compared to .49% for the corresponding period in 1994.

     Net income for the current period represents a $126,000 or 8.5% increase compared to net income for year earlier period. This increase essentially resulted from a $582,000 increase in net interest income which more than offset a $320,000 decline in non-interest income during the current quarter compared to the year earlier period.

     INTEREST INCOME. Interest and fee income from loans and interest on the investment portfolio increased $2.3 million or 12.5% during the three months ended March 31, 1995 compared to the corresponding period in 1994. The increase in interest income was substantially due to the increase in the yield on average interest-earning assets.

     The average yield on interest-earning assets increased 81 basis points (100 basis points equals one percent) from 6.34% during the first quarter of 1994 to 7.15% during the current quarter. The increase in the yield reflects the general rise in the level of interest rates between the two periods. The Company has been pursuing an objective of allocating financial resources from investments to loans, which is reflected in average loans outstanding increasing $52.2 million or 6.7%, while the average of all other interest-earning assets decreased $54.5 million or 14.8%.

     INTEREST EXPENSE. Interest expense increased $1,709,000 or 17.2% during the three months ended March 31, 1995 compared to the corresponding period in 1994. This increase was essentially due to the effect of a general increase the level of interest rates between the two periods, which more than offset the reduction in interest expense resulting from a decline in average interest-bearing liabilities outstanding in the current period compared to the comparable 1994 period. Average interest-bearing liabilities outstanding declined $18.9 million or 1.7% in the current period compared to the year earlier period.

     NET INTEREST INCOME. As a result of the changes in interest income and interest expense noted above, net interest income increased $.6 million or .7% from $8.3 million for the quarter ended March 31, 1994 to $8.9 million during the current quarter. The net interest rate spread improved 12 basis points from 2.74% during the first quarter of 1994 to 2.86% during the first quarter of 1995.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.



                                                                       THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------------------------------
                                                           1995                                        1994
                                                           ----                                        ----
                                                                         (AMOUNTS IN THOUSANDS)

                                          Average                         Yield/       Average                          Yield/
                                          Balance        Interest          Rate        Balance        Interest           Rate
                                          -------        --------         ------       -------        --------          ------

Interest-earning assets:
  Loans                                 $  836,990        $15,390           7.35%    $  784,807        $13,546           6.90%
  Taxable securities                       294,392          4,873           6.62        355,153          4,567           5.14
  Federal funds                             11,535            163           5.65          6,146             42           2.73
  FHLBB stock                                8,899            158           7.10          8,022            138           6.88
                                        ----------        -------           ----     ----------        -------           ----
Total interest-earning assets           $1,151,816         20,584           7.15     $1,154,128         18,293           6.34
                                        ==========        -------           ----     ==========        -------           ----

Interest-bearing liabilities:
  Deposits                              $1,006,899         10,519           4.18     $  985,942          8,287           3.36
  Borrowed funds                            81,877          1,152           5.63        121,748          1,675           5.50
                                        ----------        -------           ----     ----------        -------           ----

Total interest-bearing
  liabilities                           $1,088,776         11,671           4.29     $1,107,690          9,962           3.60
                                        ==========        -------           ----     ==========        -------           ----


Net interest income                                       $ 8,913                                      $ 8,331
                                                          =======                                      =======
Net interest rate spread                                                    2.86%                                        2.74%
                                                                            ====                                         ====

Net yield on average interest-
  earning assets                                                            3.10%                                        2.89%
                                                                            ====                                         ====


     RATE/VOLUME ANALYSIS. The following table sets forth the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Changes in interest earned or paid due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the changes in each. There were no material out of period items or adjustments included in interest income or interest expense during the periods indicated.


                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              1995 COMPARED TO 1994
                                              ---------------------

                                       VOLUME          RATE            NET
                                       ------         ------         ------
                                              (AMOUNTS IN THOUSANDS)

Interest earned on:
     Loans                             $  930         $  914         $1,844
     Taxable securities                  (865)         1,171            306
     Federal funds                         55             66            121
     FHLBB stock                           15              5             20
                                       ------         ------        -------
Interest income                           135          2,156          2,291
                                       ------         ------        -------

Interest paid on:
     Deposits                             180          2,052          2,232
     Borrowed funds                      (560)            37           (523)
                                       ------         ------        -------
Interest expense                         (380)         2,089          1,709
                                       ------         ------        -------
Net interest income                    $  515         $   67        $   582
                                       ======         ======        =======


     PROVISION FOR CREDIT LOSSES. The Bank provided $600,000 for credit losses for the first quarter of 1995 and for the comparable 1994 period. At the end of the first quarter of 1995, the Company's allowance for credit losses totaled $6.9 million, representing 43.5% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $1.7 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

     NON-INTEREST INCOME. Non-interest income decreased $320,000 or 37.1% from $863,000 during the first quarter of 1994 to $543,000 during the first quarter of 1995. Service charges and other income, comprised principally of loan service and deposit related fees, increased $77,000 or 13.2% from $583,000 for the first quarter of 1994 to $660,000 for the current quarter. Net securities and loan gains (losses) decreased from a $280,000 gain in the 1994 period to a $117,000 loss in the current 1995 period. During the current quarter, in addition to gains of $171,000 from securities classified as trading, the Bank sold various securities totaling $45.6 million, resulting in a loss of $1.8 million and loans totaling $29.5 million resulting in a gain of $1.5 million. (See financial condition).

     NON-INTEREST EXPENSE. Non-interest expense increased $51,000 or .8% from $6,091,000 during the first quarter of 1994 to $6,142,000 during the corresponding period in 1995. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $92,000 or 3.7% from $2,493,000 during the quarter ended March 31, 1994 to $2,585,000 during the current quarter. All other operating expenses, in the aggregate, decreased $41,000 or 1.1% from $3,598,000 during the first quarter of 1994 to $3,557,000 for the comparable 1995 period. For the current quarter, foreclosed asset expense totaled $448,000 compared to $544,000 for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets which amounted to $500,000 in the current quarter compared to $400,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $171,000 for the current quarter compared to $445,000 for the year earlier period.

     NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, decreased by 17 basis points from (1.72%) during the quarter ended March 31, 1994 to (1.89%) during the current 1995 period. Non-interest income, as a percentage of average assets (annualized), decreased from .28% to .18% for the quarters ended March 31, 1994 and 1995, respectively. Non-interest expense, as a percentage of average assets (annualized), increased 7 basis points from 2.00% during the quarter ended March 31, 1994 to 2.07% during the current quarter.


                    NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS



                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                         1995           1994
                                         ----           ----

Non-interest income                       .18            .28
                                        -----          -----

Non-interest expense
     Foreclosed asset                     .15            .18
     FDIC insurance                       .22            .24
     Other                               1.70           1.58
                                        -----          -----
Total non-interest expense               2.07           2.00
                                        -----          -----
Net non-interest margin                 (1.89)         (1.72)
                                        =====          =====




     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1,096,000, reflecting a 40.4% effective income tax rate, compared to $1,011,000 or an effective income tax rate of 40.3% for the comparable 1994 period.


FINANCIAL CONDITION

     The Company's assets totaled $1.19 billion at March 31, 1995, representing a $29.9 million or 2.5% decrease from year end 1994. The decrease in total assets during the first quarter of 1995 was primarily attributable to the sale of loans and securities and the use of a portion of the proceeds to reduce Federal Home Loan Bank of Boston ("FHLBB") advances. During the current quarter, the Bank sold $45.6 million of investment securities and $29.5 million in mortgage loans. The investment securities sold were comprised of fixed rate corporate and mortgaged-backed securities, and the mortgage loans sold had fixed and adjustable interest rate features. As a result of these transactions, the Bank incurred a net loss on the sale of these assets of $288,000. The proceeds from these transactions have been invested in higher yielding interest rate sensitive loans and securities, and have been used to reduce FHLBB advances.

     The Bank, as of January 1, 1995, adopted the provisions of Statement of Financial Accounting Standards Board No. 114, "Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires creditors to evaluate the collectability of both contractual interest and principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected cash flow discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The adoption of this pronouncement has had the effect of eliminating the in-substance foreclosed asset category, which is classified within non-performing loans in the accompanying financial statements.

     The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. At March 31, 1995, approximately $836.6 million, representing 70.1% of the Company's assets, were comprised of loans, compared to $846.2 million or 69.2% of total assets at December 31, 1994. The predominant focus of the Bank's lending business has been to provide financing for residential real estate. At March 31, 1995, $669.0 million or 80.0% of the Bank's loans were for the financing of one-to-four family residences. As residential mortgage loan activity declined in reaction to the steady and significant increase in interest rates during 1994, increased emphasis was given to financing the growing needs of the consumer loan market. Major developmental efforts were undertaken to expand the product offerings in the consumer lending area during the latter half of 1994 to help mitigate the expected decline in residential mortgage lending throughout the current year. A newly designed home equity line of credit and an unsecured line of credit, combined with a concentrated effort in automobile and boat financing, will constitute the focus of the Bank's consumer lending efforts in 1995.

     The Company continued to control the level of non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements--Note 1). At March 31, 1995, non-performing assets totaled $21.1 million, representing 1.8% of total assets, essentially unchanged from the $20.8 million of non-performing assets, or 1.7% of total assets, at year end 1994. At March 31, 1995, foreclosed assets totaled $5.3 million, representing .4% of total assets, compared to $5.8 million or .5% of total assets at year end 1994.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:


                                      MARCH 31, 1995                                             DECEMBER 31, 1994
                  ---------------------------------------------------        -----------------------------------------------------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)

                                                     ALLOWANCE FOR                                             ALLOWANCE FOR
                   NON-PERFORMING LOANS              CREDIT LOSSES             NON-PERFORMING LOANS            CREDIT LOSSES
                 ------------------------      -----------------------       -----------------------       -----------------------
                                                             % OF NON-                                                   % OF NON-
                              % OF LOANS                    PERFORMING                    % OF LOANS                    PERFORMING
LOAN TYPE        BALANCE      OUTSTANDING      BALANCE         LOANS         BALANCE      OUTSTANDING      BALANCE         LOANS
- ---------        -------      -----------      -------      ----------       -------      -----------      -------      ----------
Mortgage
  1-4 Family     $ 8,388          1.3%                                       $ 8,095          1.2%
  Commercial       1,832          6.1                                          1,643          5.8
  Multi-family     2,362         24.1                                          2,448         28.2
                 -------                                                     -------
Total Mortgage    12,582          1.8         $ 4,456          35.4%          12,186          1.7          $ 4,495          36.9%
                 -------                                                     -------

Consumer
  HELOC              951          1.4                                            816          1.2
  All other          563          1.8                                            464          1.7
                 -------                                                     -------
Total Consumer     1,514          1.5           1,374          90.7            1,280          1.3            1,266          98.9
                 -------                                                     -------

Commercial
  Real estate
   development       629         16.9                                            788         20.9
  All other        1,011          5.5                                            788          4.0
                 -------                                                     -------
Total Commercial   1,640          7.4           1,023          62.4            1,576          6.6            1,042          66.1
                 -------                      -------                        -------                       -------
Total            $15,736          1.9         $ 6,853          43.5          $15,042          1.8          $ 6,803          45.2
                 =======                      =======                        =======                       =======

     The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $712.4 million, representing 59.7% of total assets at March 31, 1995 compared to $669.1 million or 54.7% of total assets at year end 1994. Mortgage loans closed during the first quarter of 1995 totaled $12.2 million.
In the first quarter of 1994, as a result of a significant rise in refinance activity, the Bank closed $83.9 million in mortgage loans.

     As in prior years, and substantially due to the investment of funds resulting from the sale of assets previously discussed, the Bank continued to supplement local loan origination through the purchase of single family adjustable rate mortgage loans. The Bank purchased $19.3 million of these loans during the first quarter of 1995 compared to $1.2 million during the comparable 1994 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

      The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $669.0 million or 80.0% of the Bank's total loan portfolio at March 31, 1995 compared to $684.7 million, representing 80.9% of the total loan portfolio, at year end 1994. The level of non-performing loans totaled $8.4 million or 1.3% of this portfolio at March 31, 1995 compared to $8.1 million or 1.2% of the portfolio at year end 1994.

     Multi-family housing loans totaled $9.8 million or 1.2% of the total loan portfolio at March 31, 1995 compared to $8.7 million or 1.0% of the total loan portfolio at year end 1994. At March 31, 1995, non-performing loans totaled $2.4 million or 24.1% of this portfolio. At year end 1994, there were $2.5 million or 28.2% of non-performing loans included in this category. Loans to finance commercial real estate totaled $29.8 million or 3.6% of the total loan portfolio at March 31, 1995, of which $1.8 million or 6.1% were non-performing. At year end 1994, this portfolio totaled $28.5 million, representing 3.4% of total loans, of which $1.6 million or 5.8% were non-performing.

     The fourth group of loans included in the Bank's mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $3.8 million or .5% of total loans at March 31, 1995 compared to $2.4 million or .3% of total loans at year end 1994. At March 31, 1995, as with year end 1994, there were no non-performing real estate construction loans. Unadvanced construction commitments approximated $1.8 million at both March 31, 1995 and December 31, 994.

     The Company's investment in consumer loans totaled $102.0 million, representing 12.2% of total loans at March 31, 1995, compared to $98.2 million or 11.6% of total loans at year end 1994. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $131.4 million, with $70.4 million in use at March 31, 1995 compared to $130.5 million, with $70.4 million in use at year end 1994. At March 31, 1995, non-performing consumer loans totaled $1.5 million or 1.5% of this portfolio. Home equity lines of credit included in this amount totaled $1.0 million, representing 1.4% of HELOCs outstanding. In comparison, at year end 1994, non-performing consumer loans totaled $1.3 million or 1.3% of the consumer loan portfolio, including $.8 million, representing 1.2% of HELOCs outstanding.

     The Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $22.2 million at March 31, 1995, reflecting a $1.5 million or 6.4% decrease from the $23.7 million invested at year end 1994. At March 31, 1995, $3.7 million or 16.7% of this portfolio was invested in loans for the development of real estate and $18.5 million or 83.3% was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $1.1 million at both March 31, 1995 and December 31, 1994. At March 31, 1995, non-performing commercial loans totaled $1.6 million, representing 7.4% of the commercial loan portfolio compared to $1.6 million or 6.6% at year end 1994.

          NON-PERFORMING ASSETS. The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:


                                  AT MARCH 31,                                    AT DECEMBER 31,
                            ----------------------        -------------------------------------------------------------------
                             1995           1994           1994           1993           1992           1991           1990
                            -------        -------        -------        -------        -------        -------        -------
                                                               (AMOUNTS IN THOUSANDS)

Non-accrual loans:
  Mortgage.............     $10,530        $12,484        $11,000        $12,302        $18,387        $18,984        $18,081
  Consumer.............       1,402          1,618          1,280          1,789          2,082          1,683          1,920
  Commercial...........       1,640          2,796          1,576          3,215          3,901          8,041          3,437
                            -------        -------        -------        -------        -------        -------        -------
Total..................      13,572         16,898         13,856         17,306         24,370         28,708         23,438
                            -------        -------        -------        -------        -------        -------        -------

Accruing loans past due
    90 days:
  Mortgage.............       2,052          2,486          1,186          2,317          3,006          4,096          4,730
  Consumer.............         112             45            ---            249              1            151            230
  Commercial...........         ---            ---            ---            ---            ---            ---            ---
                            -------        -------        -------        -------        -------        -------        -------
Total..................       2,164          2,531          1,186          2,566          3,007          4,247          4,960
                            -------        -------        -------        -------        -------        -------        -------

Foreclosed assets......       5,624          9,295          6,195          9,379         10,456          7,305          5,893
Valuation allowance....        (308)          (961)          (439)        (1,040)          (438)          (412)           ---
                            -------        -------        -------        -------        -------        -------        -------
Total, net.............       5,316          8,334          5,756          8,339         10,018          6,893          5,893
                            -------        -------        -------        -------        -------        -------        -------
Total non-performing
  assets...............     $21,052        $27,763        $20,798        $28,211        $37,395        $39,848        $34,291
                            =======        =======        =======        =======        =======        =======        =======

Restructured loans          $ 4,189        $ 2,264        $ 4,213        $ 2,273        $ 8,262        $ 6,985            ---
                            =======        =======        =======        =======        =======        =======        =======




     As detailed in the table above, the level of non-performing loans increased from $15.0 million at year end 1994 to $15.7 million at March 31, 1995. At March 31, 1995, the Bank had $5.3 million in foreclosed assets, consisting of 36 properties, compared to $5.8 million, consisting of 37 properties at year end 1994. During the first quarter of 1995, the Bank reclassified $1.0 million in loans to foreclosed assets.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets.
Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. For the first quarter of 1995, the Bank provided $500,000 to this allowance compared to $400,000 for the comparable 1994 period. During the current quarter, the Bank charged $630,000 in specific write-downs against this allowance compared to $480,000 during the comparable year earlier period. At March 31, 1995, the allowance for estimated losses on foreclosed assets totaled $.3 million compared to $.4 million at year end 1994.

     The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1995 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days has declined to $4.8 million at March 31, 1995, representing .6% of the total loan portfolio compared to $6.1 million or .7% of the total loan portfolio at year end 1994.

          The following table summarizes the Bank's accruing loans past due 60 days:


                                  MARCH 31,                                       AT DECEMBER 31,
                            ----------------------        -------------------------------------------------------------------
                             1995           1994           1994           1993           1992           1991           1990
                            -------        -------        -------        -------        -------        -------        -------
                                                               (AMOUNTS IN THOUSANDS)

Loans past due 60 days:
  Mortgage.............     $ 4,201        $ 4,870        $ 5,014        $ 7,369        $ 8,829        $ 9,072        $ 5,062
  Consumer.............         579          1,019          1,015            651            815            525            753
  Commercial...........         ---            330             62            ---             95            353            870
                            -------        -------        -------        -------        -------        -------        -------
Total..................     $ 4,780        $ 6,219        $ 6,091        $ 8,020        $ 9,739        $ 9,950        $ 6,685
                            =======        =======        =======        =======        =======        =======        =======

     The foundation of the Bank's program to reduce the level of non-performing assets is the loan collection and workout process. In addition to the personnel assigned to the collection/workout area, the Bank has two officers responsible for the management and sale of foreclosed assets. This crucial function of the Bank is supported by a standing committee of the Board of Directors, comprised of individuals experienced in the areas of real estate sales and development, which was established to assist and give advice on the management and disposition of troubled assets.

     To the extent that the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 17 properties for an aggregate consideration of $1.3 million in first quarter of 1995. During the comparable 1994 period, the Bank sold and closed on 9 properties for an aggregate consideration of $900,000.

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $600,000 to the allowance for credit losses during both the current quarter and comparable 1994 period. During the quarter ended March 31, 1995, the Bank wrote off $550,000 (net of recoveries). At March 31, 1995 the allowance for credit losses totaled $6.9 million, which includes $1.7 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.8 million at year end 1994, which included $1.8 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements--Note 13). The allowance for credit losses represented 43.5% of non-performing loans at March 31, 1995, compared to 45.2% at year end 1994.

     In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At March 31, 1995, in addition to non-performing assets, the Bank had $4.2 million in loans which have been restructured.

     The Bank's securities portfolio was $306.1 million or 25.7% of total assets at March 31, 1995, virtually unchanged from $322.1 million or 26.4% of total assets at December 31, 1994. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. The Bank adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") as of December 31, 1993. Under the provisions of SFAS 115, the Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements--Notes 1 & 2). At March 31, 1995, the Bank had securities totaling $108.3 million classified as held-to-maturity compared to $104.7 million at December 31, 1994. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost. Securities classified as available-for-sale at March 31, 1995 totaled $196.7 million compared to $216.7 million at December 31, 1994. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. At March 31, 1995, as a result of the decline in interest rates and their effect on the market value of investments and the sale of certain securities during the quarter, the Bank recorded an unrealized loss, net of tax effect, of $2.2 million, which is included in stockholders' equity. At December 31, 1994, the Bank had an unrealized loss, net of tax effect, of $5.6 million. The trading portfolio, which consists of equity securities, totaled $1.0 million at March 31, 1995. This portfolio is carried at fair value with unrealized gains or losses included in earnings. At December 31, 1994, there were $.8 million in securities classified as trading.

          Cash and cash equivalents were $18.4 million at March 31, 1995 versus $18.6 million at December 31, 1994.

          FUNDING SOURCES. The investment activities of the Bank are funded from several sources. The primary source of funds is provided by local depositors and is complemented by advances from the FHLBB. In addition, the Bank is provided with a steady flow of funds from the amortization and prepayment of loans, as well as the amortization and maturity of securities. The Bank also derives funds, from time to time, through the sale of loans into the secondary market and allocates the proceeds in accordance with established asset and liability management objectives.

     During the quarter ended March 31, 1995, deposits decreased by $1.1 million or .1%, after interest credited of $10.5 million, from $1.028 billion, funding 84.1% of total assets at year end 1994, to $1.027 billion, funding 86.1% of total assets at March 31, 1995. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLBB as an alternative source of funds. At March 31, 1995, FHLBB advances totaled $83.0 million, funding 7.0% of total assets, compared to $111.1 million, funding 9.1% of total assets at year end 1994. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $35.6 million in investable funds during the first quarter of 1995. In keeping with the Bank's asset and liability management objectives, the Bank periodically may sell loans. The Bank sold $29.5 million in loans in the first quarter of 1995. These loans were included in the loans held-for-sale category at year end 1994. Loans categorized as held-for-sale that were not sold during the quarter were returned to the mortgage loan portfolio. The Bank has retained servicing on all loans that have been sold and, at March 31, 1995, was servicing $156.7 million of mortgage loans for others.

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements--Note 13.), Derby paid the FDIC a premium of $6.2 million. The amortized balance of $3.4 million at March 31, 1995, in addition to approximately $148,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 11.9% and a ratio of tier 1 capital to risk-weighted assets of 10.9% at March 31, 1995.

     The Board has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The Board indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At March 31, 1995, the Company had a ratio of tier 1 capital to total assets of 5.9%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At March 31, 1995, Derby Savings' ratio of total capital to risk-weighted assets was 11.8% and its ratio of tier 1 capital to risk-weighted assets was 10.7%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at March 31, 1995 was 5.85%.

     Derby entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in April 1992, which required Derby to maintain a minimum tier 1 capital to total asset ratio of 5.5%. In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of leverage capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner of Banks. The modification required Derby to have leverage capital in excess of 5% of total assets by December 31, 1993 and leverage capital at or above 5.75% of total assets by December 31, 1994. However, management of the Bank had requested and the FDIC had approved an extension of the December 31, 1994 target date to June 30, 1995. As of March 31, 1995, the Bank attained the required minimum leverage capital to asset ratio. At March 31, 1995, the leverage capital to total assets ratio was 5.85%.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination), and a leverage ratio that is less than 3%; (iv)"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At March 31, 1995, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

     ASSET/LIABILITY MANAGEMENT. Derby Savings' asset liability management program is based upon operating the Bank within a framework of fundamentally matching interest-sensitive assets and interest-sensitive liabilities. The purpose of pursuing this policy is to position the Bank to produce stable net interest income through all phases of the business cycle and resulting interest rate levels.

     The table on the following page summarizes the Company's interest-sensitive assets and interest-sensitive liabilities that mature or reprice during the various time periods noted. Loans are net of deferred loan fees and net of non-accruing loans.


MARCH 31, 1995                          MORE THAN   MORE THAN    MORE THAN   MORE THAN   MORE THAN
                                        SIX MONTHS   ONE YEAR   THREE YEARS  FIVE YEARS   10 YEARS
                           SIX MONTHS    TO ONE     TO THREE     TO FIVE      TO TEN      TO 20     MORE THAN
                             OR LESS      YEAR        YEARS        YEARS       YEARS       YEARS      20 YEARS        TOTAL
                           ----------   ---------   --------    ----------   ----------  ---------  ----------       --------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
 Investments:
   Securities               $137,107     $80,209     $37,540      $28,488     $12,229      $7,434        $411        $303,418
   Federal funds sold          7,500          --          --           --          --          --          --           7,500
                           ---------    --------   ---------     --------    --------    --------    --------      ----------

Total investments            144,607      80,209      37,540       28,488      12,229       7,434         411         310,918
                           ---------    --------   ---------     --------    --------    --------    --------      ----------

Loans:
   Fixed-rate mortgages        5,032       5,313      22,869       24,659      55,562      48,153      22,394         183,982
   Adjustable-rate
    mortgages                243,691     239,852      23,717        9,576       1,052          --          --         517,888
   Consumer loans             80,021       6,470       4,932        4,075       3,495       1,624          --         100,617
   Commercial loans           19,017       1,341         125           32          26          23          --          20,564
                           ---------    --------   ---------     --------    --------    --------    --------      ----------

 Total loans                 347,761     252,976      51,643       38,342      60,135      49,800      22,394         823,051
                           ---------    --------   ---------     --------    --------    --------    --------      ----------

TOTAL INTEREST-
  SENSITIVE ASSETS          $492,368    $333,185     $89,183      $66,830     $72,364     $57,234     $22,805      $1,133,969
                           =========    ========   =========     ========    ========    ========    ========      ==========


LIABILITIES:
 Regular & club savings     $199,699   $       --  $       --    $     --     $    --    $     --    $     --        $199,699
 Certificates of deposit     209,904     147,798     135,724       54,237          --          --          --         547,663
 Money market accounts       202,694          --          --           --          --          --          --         202,694
 NOW accounts                 47,379          --          --           --          --          --          --          47,379
 FHLBB advances               22,701      30,350      25,240        4,720          --          --          --          83,011
                           ---------    --------   ---------     --------    --------    --------    --------      ----------

TOTAL INTEREST-
  SENSITIVE LIABILITIES     $682,377    $178,148    $160,964      $58,957     $    --    $     --    $     --      $1,080,446
                           =========    ========   =========     ========    ========    ========    ========      ==========

GAP (repricing
 difference)               ($190,009)   $155,037    ($71,781)      $7,873     $72,364     $57,234     $22,805
Cumulative GAP             ($190,009)   ($34,972)  ($106,753)    ($98,880)   ($26,516)    $30,718     $53,523
Cumulative GAP/
 total assets                -15.9%       -2.9%       -9.0%        -8.3%       -2.2%        2.6%        4.5%

Ratio of interest-
 sensitive assets
 to interest-
 sensitive liabilities        72.2%      187.0%       55.4%       113.4%                                              105.0%

Cumulative ratio of
 interest-sensitive
 assets to interest-
 sensitive liabilities                    95.9%       89.5%        90.8%       97.5%      102.8%      105.0%


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable


ITEM 5  OTHER INFORMATION
Not Applicable


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

     Exhibit                               Page of this
     Number                                   Report
     ------                                   ------
       27       Financial Data Schedule         39

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DS Bancor, Inc.
                                      ---------------------------------------
                                                   Registrant



Date:     May 12, 1995             By:        /S/ Harry P. DiAdamo, Jr.
      --------------------            ---------------------------------------
                                               Harry P. DiAdamo Jr.
                                                  President & CEO



Date:     May 12, 1995             By:        /S/ Alfred T. Santoro
      --------------------            ---------------------------------------
                                               Alfred T. Santoro
                                       Vice President, Treasurer and CFO