Form 10-Q
period 1995-06-30
DS BANCOR INC
filed 1995-08-16
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended       June 30, 1995
                                              ------------------------

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from               to
                                                -------------    -------------

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

                     33 Elizabeth Street, Derby, Connecticut
                    ----------------------------------------
                    (Address of principal executive offices)

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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at August 7, 1995:  2,882,352 shares

                                    I N D E X

                                                                         Page(s)
                                                                         -------
Part 1 -- Consolidated Financial Statements

       A.  Consolidated Statements of Position                                1

       B.  Consolidated Statements of Earnings                                2

       C.  Consolidated Statements of Stockholders' Equity                    3

       D.  Consolidated Statements of Cash Flows                              4

       E.  Notes to Consolidated Financial Statements                    5 - 25

       F.  Selected Consolidated Financial and Other Data                    26

       G.  Management's Discussion and Analysis                         27 - 41


Part 2 -- Other Information                                                  32

Signatures                                                                   43

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF POSITION
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                               JUNE 30,        DECEMBER 31,
                                                                                1995               1994
                                                                             ----------        ------------
                                                                                     (UNAUDITED)

ASSETS
  Cash and due from banks (Note 1)                                              $12,774           $14,128
  Federal funds sold (Note 1)                                                    14,240             4,500
  Securities (Notes 1 & 2)
     Trading                                                                      1,121               770
     Available-for-sale                                                         220,631           216,674
     Held-to-maturity (fair value:  $101,529 at
        June 30, 1995 and $96,928 at December 31, 1994)                         103,477           104,702
  Loans held-for-sale (Notes 1 & 3)                                                  --            55,190
  Loans receivable (net of allowances for credit losses of $6,552
     at June 30, 1995 and $6,803 at December 31, 1994)(Notes 1 & 3)             825,840           784,237
  Federal Home Loan Bank of Boston stock, at cost (Note 8)                        9,793             8,899
  Accrued income receivable (Note 1)                                              7,441             7,227
  Bank premises and equipment, net (Notes 1 & 6)                                  6,617             6,975
  Prepaid and deferred income taxes (Notes 1 & 10)                                3,580             7,247
  Foreclosed assets (net of allowances of $385 at June 30, 1995
    and $439 at December 31, 1994)(Notes 1 & 5)                                   5,146             5,756
  Other assets (Note 13)                                                          6,975             6,385
                                                                             ----------        ----------

TOTAL ASSETS                                                                 $1,217,635        $1,222,690
                                                                             ----------        ----------
                                                                             ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits (Note 7)
     Non-interest bearing                                                       $29,383           $30,918
     Interest bearing                                                           999,777           996,828
                                                                             ----------        ----------

  Total                                                                       1,029,160         1,027,746
  Mortgagors' escrow                                                             12,616            11,885
  Advances from Federal Home Loan Bank of Boston (Note 8)                        73,071           111,145
  Other borrowings (Note 8)                                                      23,000                --
  Other liabilities (Note 9)                                                      4,196             4,777
                                                                             ----------        ----------

     Total Liabilities                                                        1,142,043         1,155,553
                                                                             ----------        ----------

STOCKHOLDERS' EQUITY (NOTES 1, 11 & 14)
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                                                    --                --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued--June 30, 1995--3,221,852 shares, December 31, 1994--
    3,084,571 shares; outstanding--June 30, 1995--2,882,352 shares,
    December 31, 1994--2,745,071 shares                                           3,222             3,085
  Additional paid-in capital                                                     41,075            37,780
  Retained earnings                                                              36,170            36,362
  Net unrealized losses on available-for-sale securities, net of
      tax of $258 at June 30, 1995 and $3,970 at December 31, 1994                 (362)           (5,577)
  Less:  Treasury stock, at cost (339,500 shares)                                (4,513)           (4,513)
                                                                             ----------        ----------

     Total Stockholders' Equity                                                  75,592            67,137
                                                                             ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,217,635        $1,222,690
                                                                             ----------        ----------
                                                                             ----------        ----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                        1994         1993         1994         1993
                                                                     ---------    ---------    ---------    ---------
                                                                                        (UNAUDITED)

Interest Income (Note 1)
  Interest and fees on loans                                           $15,915      $13,798      $31,305      $27,344
  Taxable interest on securities                                         5,013        4,705        9,956        9,230
  Dividends on investments                                                 348          278          599          500
                                                                     ---------    ---------    ---------    ---------

     Total interest income                                              21,276       18,781       41,860       37,074
                                                                     ---------    ---------    ---------    ---------

Interest Expense
  Deposits (Note 7)                                                     11,425        8,741       22,004       17,041
  Borrowed funds (Note 8)                                                1,239        1,726        2,391        3,401
  Less:  Penalties on premature time deposit withdrawals                   (36)         (23)         (96)         (36)
                                                                     ---------    ---------    ---------    ---------

     Net interest expense                                               12,628       10,444       24,299       20,406
                                                                     ---------    ---------    ---------    ---------

Net Interest Income                                                      8,648        8,337       17,561       16,668
Provision for credit losses (Notes 1 & 3)                                  600          400        1,200        1,000
                                                                     ---------    ---------    ---------    ---------

Net interest income after provision for credit losses                    8,048        7,937       16,361       15,668
                                                                     ---------    ---------    ---------    ---------

Non-interest Income
  Service charges and other income                                         595          586        1,255        1,169
  Net securities gains (losses) (Note 2)                                   251          431       (1,347)         625
  Net gain (loss) on sale of loans                                          16           (7)       1,497           79
                                                                     ---------    ---------    ---------    ---------

     Total non-interest income, net                                        862        1,010        1,405        1,873
                                                                     ---------    ---------    ---------    ---------

Non-interest Expense
  Salaries and wages                                                     2,108        2,054        4,022        3,972
  Employee benefits (Note 9)                                               629          577        1,300        1,152
  Occupancy (Note 6)                                                       384          480          877        1,125
  Furniture and equipment (Note 6)                                         317          252          573          473
  Foreclosed asset expense, net (Notes 1 & 5)                              525          911          973        1,455
  Other                                                                  2,269        2,258        4,629        4,446
                                                                     ---------    ---------    ---------    ---------

     Total non-interest expense                                          6,232        6,532       12,374       12,623
                                                                     ---------    ---------    ---------    ---------

Income before income taxes                                               2,678        2,415        5,392        4,918
Provision for income taxes (Note 10)                                     1,056          966        2,152        1,977
                                                                     ---------    ---------    ---------    ---------

Net Income                                                              $1,622       $1,449       $3,240       $2,941
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

Weighted average number of shares outstanding (Note 1)
  Primary                                                            2,944,390    2,929,689    2,943,397    2,910,029
  Fully diluted                                                      2,950,245    2,932,327    2,950,040    2,913,786

Earnings per share (Note 1)
  Primary                                                                 0.55         0.49         1.10         1.01
  Fully diluted                                                           0.55         0.49         1.10         1.01



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Retained Earnings
                                                                        -----------------
                                                          Additional            Unrealized               Total
                                                  Common    Paid-in    Retained   Gains &   Treasury  Stockholders'
                                                  Stock     Capital    Earnings   Losses     Stock       Equity
                                                 -------  ----------   -------- ----------  --------  -------------
                                                                                 (Note 1)

Balance--December 31, 1993                        $2,991    $36,007    $30,652    $1,303    ($4,513)   $66,440

Net income                                                               2,941                           2,941
Stock options exercised
  (51,661 shares)(Note 11)                            52        965                                      1,017
Adjustment for unrealized gains
    (losses), net                                                                 (2,579)               (2,579)
                                                  ------    -------    -------   -------    -------    -------

Balance--June 30, 1994                            $3,043    $36,972    $33,593   ($1,276)   ($4,513)   $67,819
                                                  ------    -------    -------   -------    -------    -------
                                                  ------    -------    -------   -------    -------    -------



Balance--December 31, 1994                        $3,085    $37,780    $36,362   ($5,577)   ($4,513)   $67,137

Net income                                                               3,240                           3,240
Stock dividend declared on common
   stock (5%--March 15, 1995)                        137      3,283     (3,420)                              0
Shares issued for fractional interest                            12                                         12
Cash in lieu of fractional shares                                          (12)                            (12)
Adjustment of unrealized losses, net                                               5,215                 5,215
                                                  ------    -------    -------   -------    -------    -------

Balance--June 30, 1995                            $3,222    $41,075    $36,170     ($362)   ($4,513)   $75,592
                                                  ------    -------    -------   -------    -------    -------
                                                  ------    -------    -------   -------    -------    -------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------------
                                                                       1995           1994
                                                                      -------       --------
                                                                           (UNAUDITED)

Cash flows from operating activities:
  Net income                                                           $3,240         $2,941
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Provision for credit losses                                         1,200          1,000
    Provision for estimated losses on foreclosed assets                   900          1,100
    Depreciation and amortization                                         453            378
    Amortization of intangible assets                                     357            491
    Net amortization of premiums/discounts on securities                  263            784
    Net accretion (amortization) of deferred loan fees                  1,226           (582)
    Decrease in prepaid and deferred income taxes                          13           (122)
    Net securities loss (gain)                                          1,347           (692)
    Net gain on sale of loans                                          (1,497)           (79)
    Gains on sales of foreclosed assets                                   (21)           (24)
    Proceeds from sale of trading securities                            1,519            841
    Purchases of trading securities                                    (1,563)        (1,690)
    Decrease (Increase) in accrued income receivable                     (214)           200
    Benefit for deferred income taxes                                     (58)          (181)
    Net (increase) decrease in other assets                               878          3,654
    Increase (decrease) in other liabilities                             (581)          (518)
                                                                      -------       --------
      Net cash provided (used) by operating activities                  7,462          7,501
                                                                      -------       --------

Cash flows from investing activities:
  Proceeds from matured available-for-sale securities                   8,147         45,751
  Proceeds from sale of available-for-sale securities                  46,258         38,803
  Proceeds from matured held-to-maturity securities                     7,102              0
  Purchase of available-for-sale securities                           (52,912)      (109,203)
  Purchase of held-to-maturity securities                              (6,000)             0
  Purchase of FHLBB stock                                                (894)          (877)
  Proceeds from loans sold to others                                   32,137         10,187
  Purchases of loans from others                                      (25,774)        (1,354)
  Net increase in loans to customers                                    5,267        (56,118)
  Premises and equipment additions                                       (237)          (371)
  Proceeds from sale of foreclosed assets                                 586          2,287
  Net decrease (increase) in foreclosed assets                            173           (596)
                                                                      -------       --------
      Net cash used in investing activities                            13,853        (71,491)
                                                                      -------       --------

Cash flows from financing activities:
  Net increase (decrease) in deposits from customers                    1,414         14,618
  Net increase in mortgagors' escrow                                      731          1,266
  Net decrease in Other borrowings                                     23,000         (1,450)
  Net decrease in short term FHLBB advances                           (26,574)       (12,863)
  Proceeds from long term FHLBB advances                               10,000         35,000
  Repayment of long term FHLBB advances                               (21,500)            --
  Proceeds from issuance of common stock                                   12          1,017
  Dividends paid to stockholders                                          (12)            --
                                                                      -------       --------
      Net cash provided (used) by financing activities                (12,929)        37,588
                                                                      -------       --------

Net decrease in cash and cash equivalents                               8,386        (26,402)
Cash and cash equivalents at beginning of period                       18,628         43,118
                                                                      -------       --------
Cash and cash equivalents at end of period                            $27,014        $16,716
                                                                      -------       --------
                                                                      -------       --------



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


NOTE 2 - SECURITIES

A summary of the Bank's investment securities is as follows:


                                                                         JUNE 30, 1995
                                                 -----------------------------------------------------------
                                                                     (AMOUNTS IN THOUSANDS)

                                                                    Gross            Gross
       TRADING                                   Amortized       unrealized       unrealized          Fair
       -------                                     Cost             gains           losses            value
                                                 ---------       ----------       ----------        --------
Marketable equities                              $  1,100         $     25         $      4         $  1,121
                                                 --------         --------         --------         --------
                                                 --------         --------         --------         --------


                                                                                    JUNE 30, 1995
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                                               Gross               Gross
 AVAILABLE-FOR-SALE                                      Amortized          unrealized          unrealized             Fair
 ------------------                                        Cost                gains              losses               value
                                                         ---------          ----------          ----------           --------

U.S. Government and agency bonds                         $ 23,131            $     69            $      2            $ 23,198
Mortgage-backed securities                                180,541               1,404               2,142             179,803
Other bonds and notes                                       8,249                  --                  99               8,150
                                                         --------            --------            --------            --------
     Total debt securities                                211,921               1,473               2,243             211,151
Marketable equities                                         8,321                 230                  66               8,485
Mutual funds                                                1,009                  --                  14                 995
                                                         --------            --------            --------            --------
Total                                                    $221,251            $  1,703            $  2,323            $220,631
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------



                                                                                    JUNE 30, 1995
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                                               Gross               Gross
  HELD-TO-MATURITY                                       Amortized          unrealized          unrealized             Fair
  ----------------                                         Cost                gains              losses               value
                                                         ---------          ----------          ----------           --------

U.S. Government and agency bonds                         $  2,000            $     --            $     14            $  1,986
Mortgage-backed securities                                 97,977                  47               1,981              96,043
                                                         --------            --------            --------            --------
Total debt securities                                      99,977                  47               1,995              98,029
Money market preferred stock                                3,500                  --                  --               3,500
Total                                                    $103,477            $     47            $  1,995            $101,529
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------



                                                                                  DECEMBER 31, 1994
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                                               Gross               Gross
       TRADING                                           Amortized          Unrealized          Unrealized              Fair
       -------                                             Cost                gains              losses               value
                                                         ---------          ----------          ----------           --------

Marketable Equities                                      $    918            $     --            $    148            $    770
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------



                                                                                  DECEMBER 31, 1994
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                                               Gross               Gross
 AVAILABLE-FOR-SALE                                      Amortized          Unrealized          Unrealized              Fair
 ------------------                                        Cost                Gains              Losses               Value
                                                         ---------          ----------          ----------           --------

U.S. Government and agency bonds                         $ 21,095            $      1            $    677            $ 20,419
Mortgage-backed securities                                174,667                   7               7,832             166,842
Other bonds and notes                                      28,903                   2                 978              27,927
                                                         --------            --------            --------            --------
     Total debt securities                                224,665                  10               9,487             215,188
Marketable equities                                         1,556                  37                 107               1,486
                                                         --------            --------            --------            --------
Total                                                    $226,221            $     47            $  9,594            $216,674
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------



                                                                                  DECEMBER 31, 1994
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                                               Gross               Gross
  HELD-TO-MATURITY                                       Amortized          Unrealized          Unrealized             Fair
  ----------------                                         Cost                Gains              Losses               Value
                                                         ---------          ----------          ----------           --------

U.S. Government and agency bonds                         $  2,000            $     --            $     60            $  1,940
Mortgage-backed securities                                102,702                  --               7,714              94,988
                                                         --------            --------            --------            --------
Total                                                    $104,702            $     --            $  7,774            $ 96,928
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------




The amortized cost and market value of debt securities by contractual maturity is as follows:


                                                                                    JUNE 30, 1995
                                                         --------------------------------------------------------------------
                                                                               (AMOUNTS IN THOUSANDS)

                                                             AVAILABLE-FOR-SALE                       HELD-TO-MATURITY
                                                         ----------------------------            ----------------------------
                                                         Amortized             Fair              Amortized             Fair
                                                           Cost                Value               Cost                Value
                                                         ---------          ----------          ----------           --------

Due in one year or less                                  $  4,064            $  4,060            $  2,000            $  1,986
Due after one year through five years                       4,184               4,090                  --                  --
Due after five years through ten years                     16,136              16,172                  --                  --
Due after ten years                                         6,995               7,026                  --                  --
                                                         --------            --------            --------            --------
                                                           31,379              31,348               2,000               1,986
Mortgage-backed securities                                180,541             179,803              97,977              96,043
                                                         --------            --------            --------            --------
Total                                                    $211,920            $211,151            $ 99,977            $ 98,029
                                                         --------            --------            --------            --------
                                                         --------            --------            --------            --------



During the three months ended June 30, 1995, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                                               Gross               Gross                Net
                                                         Proceeds            realized            realized              gain
                                                        from sales             gains              losses              (loss)
                                                        ----------          ----------          ----------           --------
                                                                              (AMOUNTS IN THOUSANDS)

AVAILABLE-FOR-SALE
------------------

Marketable equities                                      $    521             $   115                  --             $   115

TRADING
-------
Realized gains                                              1,135                 111                  24                  87
                                                         --------             -------             -------             -------
Total realized                                           $  1,656             $   226             $    24                 202
                                                         --------             -------             -------
                                                         --------             -------             -------
Net unrealized gains--trading                                                                                              49
                                                                                                                      -------
Total                                                                                                                 $   251
                                                                                                                      -------
                                                                                                                      -------


During the three months ended June 30, 1994, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:



                                                                               Gross               Gross                Net
                                                         Proceeds            realized            realized              gain
                                                        from sales             gains              losses              (loss)
                                                        ----------          ----------          ----------           --------
                                                                              (AMOUNTS IN THOUSANDS)

AVAILABLE-FOR-SALE
------------------

U.S. Government and agency bonds                         $  4,020             $    20             $    --             $    20
Other bonds and notes                                      18,299                 220                   3                 217
                                                         --------             -------             -------             -------
Total debt securities                                      22,319                 240                   3                 237

Marketable equities                                           342                 102                  --                 102
                                                         --------             -------             -------             -------
Total available-for-sale                                   22,661                 342                   3                 339

TRADING
-------
Realized gains                                                772                  69                  --                  69
                                                         --------             -------             -------             -------
Total realized                                           $ 23,433             $   411             $     3                 408
                                                         --------             -------             -------
                                                         --------             -------             -------

Net unrealized gains--trading                                                                                              23
                                                                                                                      -------
Total                                                                                                                 $   431
                                                                                                                      -------
                                                                                                                      -------



During the six months ended June 30, 1995, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:



                                                                               Gross               Gross                Net
                                                         Proceeds            realized            realized              gain
                                                        from sales             gains              losses              (loss)
                                                        ----------          ----------          ----------           --------
                                                                              (AMOUNTS IN THOUSANDS)

AVAILABLE-FOR-SALE
------------------

U.S. Government and agency bonds                         $ 27,994             $    --             $ 1,223             $(1,223)
Other bonds and notes                                      17,583                  --                 555                (555)
                                                         --------             -------             -------             -------
Total debt securities                                      45,577                  --               1,778              (1,778)

Marketable equities                                           575                 124                  --                 124
                                                         --------             -------             -------             -------
Total available-for-sale                                   46,152                 124               1,778              (1,654)

TRADING
-------
Realized gains                                              1,519                 162                  24                 138
                                                         --------             -------             -------             -------
Total realized                                           $ 47,671             $   286             $ 1,802              (1,516)
                                                         --------             -------             -------
                                                         --------             -------             -------

Net unrealized gains--trading                                                                                             169
                                                                                                                      -------
Total                                                                                                                 $(1,347)
                                                                                                                      -------
                                                                                                                      -------


During the six months ended June 30, 1994, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:



                                                                               Gross               Gross                Net
                                                         Proceeds            realized            realized              gain
                                                        from sales             gains              losses              (loss)
                                                        ----------          ----------          ----------           --------
                                                                              (AMOUNTS IN THOUSANDS)

AVAILABLE-FOR-SALE
------------------

U.S. Government and agency bonds                         $  4,020             $    20             $   ---             $    20
Other bonds and notes                                      33,930                 455                   4                 451
                                                         --------             -------             -------             -------
Total debt securities                                      37,950                 475                   4                 471

Marketable equities                                           434                 119                  47                  72
                                                         --------             -------             -------             -------
Total available-for-sale                                   38,384                 594                  51                 543

TRADING
-------
Realized gains                                                772                  69                  --                  69
                                                         --------             -------             -------             -------
Total realized                                           $ 39,156             $   663             $    51                 612
                                                         --------             -------             -------
                                                         --------             -------             -------

Net unrealized losses--trading                                                                                            (13)
                                                                                                                      -------
Total                                                                                                                 $   625
                                                                                                                      -------
                                                                                                                      -------


At June 30, 1995, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were approximately $7.0 million and $7.0 million, respectively.


NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE

The components of loans in the accompanying Consolidated Statements of Position were as follows:


                                                    JUNE 30,     DECEMBER 31,
                                                      1995           1994
                                                    --------     ------------
                                                      (AMOUNTS IN THOUSANDS)

MORTGAGE
     Residential real estate                        $662,608       $687,582
     Commercial real estate                           28,259         28,731
     Multi-family real estate                         12,522          8,682
     Residential construction                          5,503          2,363
                                                    --------       --------
                                                     708,892        727,358
                                                    --------       --------
CONSUMER
     Home equity lines of credit                      69,829         70,358
     Home equity installment                          22,282         19,267
     Collateral                                        3,290          3,014
     All other                                         9,571          4,783
                                                    --------       --------
                                                     104,972         97,422
                                                    --------       --------
COMMERCIAL
     Commercial                                       18,673         20,199
     Real estate development                           3,605          3,775
                                                    --------       --------
                                                      22,278         23,974
                                                    --------       --------

TOTAL                                                836,142        848,754

Net deferred loan fees, premiums & discounts          (3,750)        (2,524)
Allowances for credit losses                          (6,552)        (6,803)
                                                    --------       --------

                                                     825,840        839,427
Residential real estate loans held-for-sale              ---        (55,190)
                                                    --------       --------

Loans receivable, net                               $825,840       $784,237
                                                    --------       --------
                                                    --------       --------


Loans are summarized between fixed and adjustable rates as follows:


                                                    JUNE 30,     DECEMBER 31,
                                                      1995           1994
                                                    --------     ------------
                                                      (AMOUNTS IN THOUSANDS)

Fixed rate                                          $208,900       $213,669
Adjustable rate                                      627,242        635,085
                                                    --------       --------
Total                                               $836,142       $848,754
                                                    --------       --------
                                                    --------       --------



The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $154,800,000 and $129,300,000 at June 30, 1995 and December 31,
1994, respectively.

Loans outstanding at June 30, 1995 and December 31, 1994 included approximately $14,103,000 and $15,042,000, respectively, of non-performing loans, which were comprised of $11,281,000 in mortgage loans, $1,505,000 in consumer loans and $1,317,000 in commercial loans at June 30, 1995 and $12,186,000 in mortgage loans, $1,280,000 in consumer loans and $1,576,000 in commercial loans at December 31, 1994. The average recorded investment in non-performing loans during the three and six months ended June 30, 1995 was approximately $14,133,000 and $14,901,000, respectively. The Company recognized interest income on those non-performing loans of approximately $77,000 and $150,000 for the three and six months ended June 30, 1995, respectively.

Activity in the allowances for credit losses for the periods indicated were as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                (AMOUNTS IN THOUSANDS)

MORTGAGE LOANS
     Balance at beginning of period                       $ 4,456             $ 4,497             $ 4,495             $ 4,605
     Provision for credit losses                              600                 ---               1,000                 350
     Loan charge-offs                                        (963)               (465)             (1,407)               (924)
     Recoveries                                               169                 ---                 174                   1
                                                          -------             -------             -------             -------
     Balance at end of period                             $ 4,262             $ 4,032             $ 4,262             $ 4,032
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------

CONSUMER LOANS
     Balance at beginning of period                       $ 1,374             $ 1,047             $ 1,266             $ 1,193
     Provision for credit losses                              ---                 400                 200                 600
     Loan charge-offs                                        (105)                (85)               (244)               (434)
     Recoveries                                                22                  16                  69                  19
                                                          -------             -------             -------             -------
     Balance at end of period                             $ 1,291             $ 1,378             $ 1,291             $ 1,378
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------

COMMERCIAL LOANS
     Balance at beginning of period                       $ 1,023             $ 1,233             $ 1,042             $ 1,181
     Provision for credit losses                              ---                 ---                 ---                  50
     Loan charge-offs                                         (27)               (176)                (48)               (176)
     Recoveries                                                 3                   2                   5                   4
                                                          -------             -------             -------             -------
     Balance at end of period                             $   999             $ 1,059             $   999              $ 1,059
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------

TOTAL ALLOWANCE FOR CREDIT LOSSES
     Balance at beginning of period                       $ 6,853             $ 6,777             $ 6,803             $ 6,979
     Provision for credit losses                              600                 400               1,200               1,000
     Loan charge-offs                                      (1,095)               (726)             (1,699)             (1,534)
     Recoveries                                               194                  18                 248                  24
                                                          -------             -------             -------             -------
     Balance at end of period                             $ 6,552             $ 6,469             $ 6,552             $ 6,469
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------


In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At June 30, 1995, the Allowances for credit losses, which totaled approximately $6.6 million, included approximately $1.4 million allocated to the loans acquired in the Burritt transaction.


NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of those instruments and is summarized below:


                                                    JUNE 30,     DECEMBER 31,
                                                      1995           1994
                                                    --------     ------------
                                                      (AMOUNTS IN THOUSANDS)

  Loan Commitments
    Commitments to extend credit                    $  9,404       $ 10,783
    Commitments to purchase loans                     20,086         24,000
    Unadvanced commercial lines of credit              9,704          8,232
    Unadvanced portion of construction loans           3,003          2,904
    Unused portion of Home Equity Lines of Credit     60,458         59,977
    Other consumer lines of credit                     1,631            994
                                                    --------       --------
  Total                                             $104,286       $106,890
                                                    --------       --------
                                                    --------       --------

  Letters of credit                                 $  1,322       $  1,463
                                                    --------       --------
                                                    --------       --------


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

At June 30, 1995, the Bank had commitments to purchase approximately $24.4 million in securities. There were no outstanding commitments to sell securities at June 30, 1995.


NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:


                                                    JUNE 30,     DECEMBER 31,
                                                      1995           1994
                                                    --------     ------------
                                                      (AMOUNTS IN THOUSANDS)

One-to-four family residential                       $ 2,009        $ 1,599
Multi-family                                             105            510
Commercial real estate                                   321            907
Land                                                   3,096          3,179
                                                     -------        -------
Total                                                  5,531          6,195
Allowance for estimated losses                          (385)          (439)
                                                     -------        -------
Foreclosed assets, net                               $ 5,146        $ 5,756
                                                     -------        -------
                                                     -------        -------


Activity in the allowance for estimated losses on foreclosed assets is as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                (AMOUNTS IN THOUSANDS)

Balance at beginning of period                             $  308              $  961              $  439              $1,040
Provision charged to expense                                  400                 700                 900               1,100
Net losses charged to the allowance                          (323)               (572)               (954)             (1,051)
                                                           ------              ------              ------              ------
Balance at end of period                                   $  385              $1,089              $  385              $1,089
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------


Losses and expenses related to foreclosed assets are summarized as follows:



                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1994                1993                1994                1993
                                                          -------             -------             -------             -------
                                                                                (AMOUNTS IN THOUSANDS)

Provision charged to expense                               $  400              $  700              $  900              $1,100
Gain on sale of real estate                                   (14)                (23)                (21)                (24)
Holding cost and expenses                                     173                 284                 172                 492
Rental income                                                 (34)                (50)                (78)               (113)
                                                           ------              ------              ------              ------
Foreclosed asset expense, net                              $  525              $  911              $  973              $1,455
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------


NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:


                                                    JUNE 30,     DECEMBER 31,
                                                      1995           1994
                                                    --------     ------------
                                                      (AMOUNTS IN THOUSANDS)

Buildings and land                                   $ 7,260        $ 7,266
Leasehold improvements                                   990            836
Furniture and equipment                                5,745          5,656
                                                     -------        -------
                                                      13,995         13,758
Accumulated depreciation and amortization              7,378          6,783
                                                     -------        -------
Bank premises and equipment, net                     $ 6,617        $ 6,975
                                                     -------        -------
                                                     -------        -------


Depreciation and amortization included in Non-interest expense aggregated approximately $257,000 and $452,600 for the three and six months ended June 30, 1995, respectively, and $189,200 and $377,500 for the three and six months ended June 30, 1994, respectively.

LEASES.
Rent expense for banking premises of $174,100 and $349,800 is included in Occupancy expense for the three and six months ended June 30, 1995, respectively, and $228,500 and $460,600 for the three and six months ended June 30, 1994, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1995 (AMOUNTS IN THOUSANDS):

               1995                                   $  281
               1996                                      532
               1997                                      436
               1998                                      263
               1999                                      116
               Thereafter                                145
                                                      ------
               Total future minimum lease payments    $1,773
                                                      ------
                                                      ------

These leases include options to renew for periods ranging from 3 to 22 years.


NOTE 7 - DEPOSITS

Deposits were comprised of the following:

                                                                  JUNE 30,                              DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                                    1995                                    1994
                                                      -------------------------------         --------------------------------
                                                                            (DOLLAR AMOUNTS IN THOUSANDS)
                                                        WEIGHTED                                WEIGHTED
                                                         AVERAGE                                 AVERAGE
                                                      STATED RATES           AMOUNT           STATED RATES           AMOUNT
                                                      ------------         ----------         ------------         -----------

Demand                                                                     $   29,383                              $   30,918
NOW                                                   1.75-2.00%(a)            46,691         1.75-2.00%(a)            49,097
Regular and club savings                                    2.00              197,077               2.00              213,574
Money market deposit accounts                               5.48              205,464               5.10              205,239
Time accounts                                               5.15              550,545               4.72              528,918
                                                                           ----------                              ----------
Total deposits                                                             $1,029,160                              $1,027,746
                                                                           ----------                              ----------
                                                                           ----------                              ----------

     (a) RANGES INDICATE TIERS


Time accounts at June 30, 1995 mature as follows:


                                       WEIGHTED AVERAGE
          MATURITY                        STATED RATE               AMOUNT
          --------                     ----------------           ---------
                                           (DOLLAR AMOUNTS IN THOUSANDS)

          One year or less                    5.20%                $358,755
          One to two years                    6.06%                 107,051
          Two to three years                  5.77%                  31,529
          Beyond                              6.00%                  53,210
                                                                   --------
          Total                               5.48%                $550,545
                                                                   --------
                                                                   --------


Time deposit accounts of $100,000 or more approximated $31,874,000 at June 30, 1995. Of that amount, approximately $10,236,000 mature in six months or less, $7,848,000 mature after six months to one year, and $13,790,000 mature after one year.

Interest expense on deposits is summarized as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                 (AMOUNTS IN THOUSANDS)

NOW                                                       $   228             $   234             $   453             $   458
Regular and club savings                                      998               1,142               2,012               2,251
Money market deposits                                       2,868               1,847               5,510               3,364
Time savings                                                7,266               5,465              13,927              10,877
Escrow                                                         65                  53                 102                  91
                                                          -------             -------             -------             -------
Total interest expense on deposits                        $11,425             $ 8,741             $22,004             $17,041
                                                          -------             -------             -------             -------
                                                          -------             -------             -------             -------



NOTE 8 - BORROWED FUNDS

Terms of the advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:


                                                       JUNE 30,                                        DECEMBER 31,
MATURITY/REPRICE DATE                                    1995                                              1994
---------------------                     --------------------------------------            --------------------------------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)

                                                                WEIGHTED AVERAGE                                  WEIGHTED AVERAGE
                                           BALANCE                INTEREST RATE              BALANCE                INTEREST RATE
                                          --------              ----------------            ---------             ----------------

     1995                                 $  1,560                      ---                 $  1,482                      ---
     1995                                   20,551                     5.65                   58,703                     6.02
     1996                                   27,050                     4.95                   27,050                     4.95
     1997                                   19,190                     5.55                   19,190                     5.55
     1998                                    1,600                     5.48                    1,600                     5.48
     1999                                    2,200                     8.60                    2,200                     8.60
     2000                                      920                     9.16                      920                     9.16
                                          --------                                          --------
     Total advances from the FHLBB        $ 73,071                                          $111,145
                                          --------                                          --------
                                          --------                                          --------


The Bank has a cash management line of credit from the FHLBB in the amount of $10,672,000 at June 30, 1995. At June 30, 1995 and December 31, 1994, the Bank
had book overdrafts of $1,560,000 and $1,482,000, respectively, which are included in advances from the FHLBB.

At June 30, 1995, the Bank had reverse repurchase agreements outstanding totaling $23.0 million at a rate of 6.07%. There were no reverse repurchase agreements outstanding at December 31, 1995.

The Company had a $3.0 million line of credit (Note 18) which was subsequently paid off in June 1994.

Interest expense on borrowed funds is summarized as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                 (AMOUNTS IN THOUSANDS)

FHLBB advances                                             $1,052              $1,708              $2,204              $3,358
Line of credit                                                ---                  18                 ---                  43
Repurchase agreements & other borrowings                      187                 ---                 187                 ---
                                                           ------              ------              ------              ------
Total expense on borrowed funds                            $1,239              $1,726              $2,391              $3,401
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------


Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at June 30, 1995 and December 31, 1994.

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

The components of the net pension expense reflected in Employee benefits expense were as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                 (AMOUNTS IN THOUSANDS)

Service cost-benefits earned during the period               $ 87                $100                $174                $200
Interest cost on projected benefit obligation                  95                  76                 190                 152
Expected return on plan assets                               (100)                (98)               (200)               (195)
Net amortization and deferral                                  (2)                 (3)                 (4)                 (5)
                                                             ----                ----                ----                ----
Net pension expense                                          $ 80                $ 75                $160                $152
                                                             ----                ----                ----                ----
                                                             ----                ----                ----                ----


Assumptions used in the accounting were:


                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                                       1995           1994
                                                       ----           ----

Discount/settlement rates                              8.50%          7.00%
Rates of increase in compensation levels               5.00%          5.00%
Expected long-term rate of return on assets            9.50%          9.50%


The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:


                                                            DECEMBER 31, 1994
                                                            -----------------
                                                          (AMOUNTS IN THOUSANDS)

Actuarial present value of benefit obligations:
  Accumulated benefit obligation - vested                        $(3,306)
  Accumulated benefit obligation - nonvested                         (72)
                                                                 -------
    Total accumulated benefit obligation                          (3,378)
Effect of projected future compensation levels                    (1,174)
                                                                 -------
Projected benefit obligation ("PBO") for service
  rendered to date                                                (4,552)
Plan assets, at fair value *                                       4,095
                                                                 -------
PBO in excess of plan assets                                        (457)
Unrecognized net asset existing at January 1, 1987
  being recognized over approximately 18 years                       (93)
Unrecognized prior service cost                                      (72)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions            556
                                                                 -------

Accrued pension cost included in Other liabilities               $   (66)
                                                                 -------
                                                                 -------


     * THE PLAN'S ASSETS ARE ALLOCATED AMONG EQUITY SECURITIES AND VARIOUS SHORT AND INTERMEDIATE TERM BOND FUNDS.


B. DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. As of May 1990, this plan was discontinued as to deferrals of additional fees. The deferred compensation expense for the three months and six months ended June 30, 1995 was $25,100 and $50,200, respectively, and $24,100 and 48,100, respectively, for the three and six months ended June 30, 1994. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the three and six months ended June 30, 1995 and 1994, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

C. THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three and six months ended June 30, 1995 was $21,300 and $40,400, respectively, and $19,500 and $42,300, respectively, for the three and six months ended June 30, 1994.

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


                                                            DECEMBER 31, 1994
                                                            -----------------
                                                          (AMOUNTS IN THOUSANDS)

Accumulated Postretirement Benefit Obligation
  Retirees                                                       $  (488)
  Fully eligible active plan participants                           (180)
  Other active plan participants                                  (1,561)
                                                                 -------
    Total APBO                                                    (2,229)
Unrecognized transition obligation                                 1,917
Unrecognized net gains from past experience different from that
  assumed and effects of changes in assumptions                     (920)
                                                                 -------
Accrued postretirement benefit cost
  included in Other liabilities                                  $(1,232)
                                                                 -------
                                                                 -------


The APBO includes approximately $1,759,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits expense included the following components:


                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                            1995           1994           1995           1994
                                                                          -------        -------        -------        -------
                                                                                         (AMOUNTS IN THOUSANDS)

Service cost-benefits attributable to service during the period             $ 53           $ 70           $106           $140
Interest cost on APBO                                                         47             42             94             84
Amortization of transition obligation                                         17             26             34             51
                                                                            ----           ----           ----           ----
Net periodic postretirement benefit cost                                    $117           $138           $234           $275
                                                                            ----           ----           ----           ----
                                                                            ----           ----           ----           ----


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


NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1995                1994                1995                1994
                                                          -------             -------             -------             -------
                                                                                 (AMOUNTS IN THOUSANDS)

Current income tax provision
     Federal                                               $  806              $  748              $1,619              $1,580
     State                                                    294                 272                 591                 578
                                                           ------              ------              ------              ------
Total current                                               1,100               1,020               2,210               2,158
                                                           ------              ------              ------              ------

Deferred income tax provision
     Federal                                                  (32)                (39)                (42)               (131)
     State                                                    (12)                (15)                (16)                (50)
                                                           ------              ------              ------              ------
Total deferred                                                (44)                (54)                (58)               (181)
                                                           ------              ------              ------              ------
Total provision for income taxes                           $1,056              $  966              $2,152              $1,977
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------


The Company's effective income tax rate differed from the Federal statutory tax rate as follows:


                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                 -------------------------------------   -------------------------------------
                                                        1995               1994                1995                 1994
                                                 -----------------   -----------------   -----------------   -----------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                                 Amount        %     Amount        %     Amount        %     Amount        %
                                                 ------      -----   ------      -----   ------      -----   ------      -----

Tax at statutory Federal rate                    $  909      34.0%   $  821      34.0%   $1,833      34.0%   $1,672      34.0%
State tax*                                          187       7.0       170       7.0       380       7.0       350       7.1
Dividend income exclusion                           (41)     (1.6)      (26)     (1.1)      (63)     (1.1)      (46)     (0.9)
Other                                                 1        --         1       0.1         2        --         1        --
                                                 ------      ----    ------      ----    ------      ----    ------      ----
Effective rate on operations                     $1,056      39.4%   $  966      40.0%   $2,152      39.9%   $1,977      40.2%
                                                 ------      ----    ------      ----    ------      ----    ------      ----
                                                 ------      ----    ------      ----    ------      ----    ------      ----

* NET OF FEDERAL TAX BENEFIT


The components of the net deferred income tax asset are as follows:


                                             JUNE 30, 1995     DECEMBER 31, 1994
                                             -------------     -----------------
                                                   (AMOUNTS IN THOUSANDS)

Deferred income tax liability:
     Federal                                     $  315              $  273
     State                                          121                 104
                                                 ------              ------
                                                    436                 377
                                                 ------              ------
Deferred income tax asset:
     Federal                                      2,948               5,549
     State                                        1,127               2,121
                                                 ------              ------
                                                  4,075               7,670
                                                 ------              ------
Net deferred income tax asset                    $3,639              $7,293
                                                 ------              ------
                                                 ------              ------


The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:


                                             JUNE 30, 1995     DECEMBER 31, 1994
                                             -------------     -----------------
                                                   (AMOUNTS IN THOUSANDS)

Allowances for losses                            $2,008              $2,023
Depreciation                                        (62)                (62)
Deferred loan fees                                  (90)                (59)
Deferred compensation                               229                 215
Loan expense                                        286                 291
Employee benefits                                   626                 539
Trading loss                                         (9)                 62
Intangible asset                                    393                 314
                                                 ------              ------
                                                  3,381               3,323
Unrealized losses                                   258               3,970
                                                 ------              ------
Net deferred income tax asset                    $3,639              $7,293
                                                 ------              ------
                                                 ------              ------


A summary of the change in the net deferred income tax asset for the six months ended June 30, 1995 and 1994 is as follows (AMOUNTS IN THOUSANDS):



Net deferred income tax asset at December 31, 1994                   $7,293
Deferred tax provision:
Income and expense                                                       58
Unrealized losses                                                    (3,712)
                                                                     ------
Net deferred income tax asset at June 30, 1995                       $3,639
                                                                     ------
                                                                     ------

Deferred tax income asset at December 31, 1993                       $2,055
Deferred tax provision:
Income and expense                                                      181
Unrealized gains                                                      1,836
                                                                     ------
Net deferred tax asset at June 30, 1994                              $4,072
                                                                     ------
                                                                     ------


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

In accordance with generally accepted accounting principles, compensation accruals are required for SARS when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SARS holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made for the three months ended June 30, 1995 and 1994 inasmuch as management does not anticipate exercise of SARS at this time.

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:


                                       FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                       --------------------------------------


Outstanding at beginning of period                     227,549
Granted                                                  9,450
Exercised (a)                                          (18,321)
Cancelled                                                  ---
                                                       -------
Outstanding at end of period                           218,678
                                                       -------
                                                       -------

(a) INCLUDES SARS


As of June 30, 1995, 218,678 options were exercisable at prices ranging from $9.50 to $27.62.

At June 30, 1995, there were 218,678 options in the Plans that remained outstanding. Through June 30, 1995, 146,239 options have been exercised and 220,503 options were available for grant.

During the six months ended June 30, 1995, 18,321 SARS were exercised which resulted in payments to employees aggregating $169,300. These amounts are included in Salary and wage expense for 1995.


NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:


                                                    JUNE 30,    DECEMBER 31,
                                                      1995         1994
                                                    --------    ------------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS

Cash in subsidiary bank                             $   797       $   860
Investment in bank subsidiary, at equity             74,476        65,985
Other assets                                            329           303
                                                    -------       -------
TOTAL ASSETS                                        $75,602       $67,148
                                                    -------       -------
                                                    -------       -------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities                                   $    10       $    11
                                                    -------       -------
     Total Liabilities                                   10            11
                                                    -------       -------

STOCKHOLDERS' EQUITY
Common Stock                                          3,222         3,085
Additional paid-in capital                           41,075        37,780
Retained earnings                                    35,808        30,785
Less: Treasury stock, at cost (339,500 shares)       (4,513)       (4,513)
                                                    -------       -------
     Total Stockholders' Equity                      75,592        67,137
                                                    -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $75,602       $67,148
                                                    -------       -------
                                                    -------       -------


The condensed statements of earnings were as follows:


                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                            1994                1993                1994                1993
                                                          -------             -------             -------             -------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Income:
     Dividends from subsidiary                             $  ---              $  ---              $  ---              $  567
     Other income                                              13                 ---                  26                 ---
                                                           ------              ------              ------              ------
Total income                                                   13                 ---                  26                 567
                                                           ------              ------              ------              ------

Expense:
     Interest expense                                         ---                  18                 ---                  43
     Other expense                                             41                  88                  89                 147
                                                           ------              ------              ------              ------
Total expense                                                  41                 106                  89                 190
                                                           ------              ------              ------              ------

Income before income tax and change
     in equity of subsidiary                                  (28)               (106)                (63)                377
Income tax benefit                                            (11)                (44)                (26)                (79)
                                                           ------              ------              ------              ------
Income before change in equity of subsidiary                  (17)                (62)                (37)                456
Change in equity of subsidiary                              1,639               1,511               3,277               2,485
                                                           ------              ------              ------              ------

Net income                                                 $1,622              $1,449              $3,240              $2,941
                                                           ------              ------              ------              ------
                                                           ------              ------              ------              ------

Weighted average shares outstanding
     Primary                                            2,944,390           2,929,689           2,943,397           2,910,029
     Fully Diluted                                      2,950,245           2,932,327           2,950,040           2,913,786

Earnings per share
     Primary                                               $ 0.55              $ 0.49              $ 1.10              $ 1.01
     Fully diluted                                         $ 0.55              $ 0.49              $ 1.10              $ 1.01


The condensed changes in the components of Stockholders' Equity for the six months ended June 30, 1995 and 1994 were as follows:


                                                                            ADDITIONAL
                                                          COMMON              PAID-IN            RETAINED            TREASURY
                                                           STOCK              CAPITAL            EARNINGS              STOCK
                                                          ------            ----------           --------            --------
                                                                            (DOLLAR AMOUNTS IN THOUSANDS)


Balance - December 31, 1993                                $2,991             $36,007             $31,955             $(4,513)
Net income                                                                                          2,941
Stock options exercised
     (51,661 shares)(Note 12)                                  52                 965
Adjustment for unrealized gains (losses), net                                                      (2,579)
                                                           ------             -------             -------             -------
Balance - June 30, 1994                                    $3,043             $36,972             $32,317             $(4,513)
                                                           ------             -------             -------             -------
                                                           ------             -------             -------             -------



Balance - December 31, 1994                                $3,085             $37,780             $30,785             $(4,513)
Net income                                                                                          3,240
Stock dividend declared on common stock                       137               3,283              (3,420)
Shares issued for fractional interest                                              12
Cash in lieu of fractional shares                                                                     (12)
Adjustment for unrealized losses, net                                                               5,215
                                                           ------             -------             -------             -------
Balance - June 30, 1995                                    $3,222             $41,075             $35,808             $(4,513)
                                                           ------             -------             -------             -------
                                                           ------             -------             -------             -------


The condensed statements of cash flows were as follows:


                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                       1995            1994
                                                    (AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
   Dividends received from subsidiary                  $ ---         $  567
   Tax benefit received from subsidiary                  ---            311
   Interest paid                                         ---            (68)
   Interest on deposit account                            26            ---
   Cash paid to suppliers                                (89)          (135)
                                                       -----         ------
     Net cash provided from operating activities         (63)           675
                                                       -----         ------

Cash flows from financing activities:
   Payment on notes payable--Bank                        ---         (1,450)
   Dividends paid to stockholders                        (12)           ---
   Issuance of common stock                               12          1,017
                                                       -----         ------
     Net cash applied to financing activities            ---           (433)
                                                       -----         ------

Net increase (decrease) in cash                          (63)           242
Cash at beginning of period                              860             85
                                                       -----         ------
Cash at end of period                                  $ 797         $  327
                                                       -----         ------
                                                       -----         ------


A reconciliation of net earnings to cash provided by operating activities was as follows:


                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                       1995            1994
                                                    (AMOUNTS IN THOUSANDS)

Net Income                                            $3,240         $2,941
Items not resulting in cash flow:
   Equity in undistributed earnings of subsidiary     (3,277)        (2,485)
   Decrease (increase) in income tax
     benefits receivable                                 (26)           232
   Decrease in accrued expenses                          ---            (13)
                                                      ------        -------
Net cash flow from operating activities               $  (63)       $   675
                                                      ------        -------
                                                      ------        -------



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

Of a $6.2 million premium paid by the Bank to the FDIC for the assumption of deposits and other customer service liabilities, the Bank recorded approximately $5.0 million as a core deposit intangible which is included in Other assets, net of amortization, and totaled $3.2 million at June 30, 1995 (Note 1).

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

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's thirteen banking offices and related equipment. The Bank exercised its option with respect to eleven of such banking offices. Derby did not exercise its option with respect to two Burritt banking offices which were closed by the FDIC and not opened by Derby. Three of Burritt's offices were owned and in 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC for the third. In June 1994, the Bank relocated the operations of the former main office of Burritt, which the Bank had been renting from the FDIC. Of the remaining eight banking offices which had been leased by Burritt, one had been assumed by the Bank. Through June 30, 1994, the Bank entered into leases on five of the seven locations formerly leased by Burritt and is renegotiating the terms of one of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.

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

In the second quarter of 1992, the Board of Directors of Derby Savings entered into a Memorandum of Understanding (the "Memorandum") with the FDIC and the Connecticut Commissioner of Banks. The Memorandum calls for the Board of Directors of the Bank to develop a written plan to reduce the level of assets classified "substandard" and to establish target levels for the reduction of adversely classified assets to 75% of total equity capital and reserves by December 31, 1992 and to 50% of total equity capital and reserves within a reasonable time thereafter. At June 30, 1995, the level of assets classified "substandard" represented 27.3% of the Bank's total equity capital and reserves. The Memorandum also calls for the level of delinquent loans to be reduced to no more than 7% of gross loans by December 31, 1992 and to 5% of gross loans by December 31, 1993. At June 30, 1995, delinquent loans totaled $32.8 million or 3.9% of total loans. Additionally, the Memorandum limits the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a leverage ratio of tier 1 capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner. The modification required Derby to have a leverage ratio in excess of 5% of total assets by December 31, 1993 and a leverage ratio at or above 5.75% of total assets by December 31, 1994. However, management of the Bank has requested and the FDIC has approved an extension of the December 31, 1994 target date to June 30, 1995. At June 30, 1995, the Bank's leverage ratio of tier 1 capital to total assets ratio exceeded this level and stood at 5.9%.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
              (Dollar amounts in thousands, except per share data)


                                                                        For The Quarter           For The Six Months
                                                                         Ended June 30,              Ended June 30,
                                                                      --------------------       --------------------
                                                                        1995         1994          1995         1994
                                                                      -------      -------       -------      -------
                                                                                         (unaudited)

OPERATING DATA:
  Interest income                                                     $21,276      $18,781       $41,860      $37,074
  Interest expense                                                     12,628       10,444        24,299       20,406
                                                                      -------      -------       -------      -------

  Net interest income                                                   8,648        8,337        17,561       16,668
  Provision for credit losses                                             600          400         1,200        1,000
                                                                      -------      -------       -------      -------

  Net interest income after provision for credit losses                 8,048        7,937        16,361       15,668
  Non-interest income                                                     862        1,010         1,405        1,873
  Non-interest expense                                                  6,232        6,532        12,374       12,623
                                                                      -------      -------       -------      -------


  Income before income taxes                                            2,678        2,415         5,392        4,918
  Provision for income taxes                                            1,056          966         2,152        1,977
                                                                      -------      -------       -------      -------

Net Income                                                             $1,622       $1,449        $3,240       $2,941
                                                                      -------      -------       -------      -------
                                                                      -------      -------       -------      -------

Earnings Per Share
  Primary                                                               $0.55        $0.49         $1.10        $1.01
  Fully diluted                                                         $0.55        $0.49         $1.10        $1.01

STATISTICAL DATA:
  Net interest rate spread (a)                                           2.68%        2.68%         2.77%        2.71%
  Net yield on average interest-earning assets (a)                       2.97%        2.84%         3.03%        2.86%
  Return on average assets (a)                                           0.54%        0.47%         0.54%        0.48%
  Return on average stockholders' equity (a)                             8.56%        8.53%         8.82%        8.73%
  Average stockholders' equity to average assets                         6.32%        5.56%         6.16%        5.52%

MARKET PRICES OF COMMON STOCK:
  High                                                                 $26.75       $33.75        $27.50       $33.75
  Low                                                                  $23.00       $25.00        $21.75       $21.25
  At June 30                                                           $26.00       $29.75        $26.00       $29.75


FINANCIAL CONDITION AND OTHER DATA AT:                                           June 30,    December 31,
                                                                                   1995         1994
                                                                                ----------   ------------
                                                                                     (unaudited)

  Total assets                                                                  $1,217,635    $1,222,690
  Loan portfolio, net                                                              825,840       839,427
  Securities portfolio                                                             325,229       322,146
  Deposits                                                                       1,029,160     1,027,746
  Federal Home Loan Bank of Boston advances                                         73,071       111,145
  Other borrowings                                                                  23,000            --
  Stockholders' equity                                                              75,592        67,137
  Book value per share                                                               26.23         23.30

  Leverage ratio                                                                      5.98%         5.63%
  Tier I capital to risk-weighted assets                                             10.89%        10.38%
  Total capital to risk-weighted assets                                              11.87%        11.41%

  Non-performing loans                                                              14,103        15,042
  Foreclosed assets                                                                  5,146         5,756
                                                                                ----------    ----------
    Total non-performing assets                                                     19,249        20,798

 Restructured loans                                                                  4,168         4,213

  Allowance for credit losses                                                        6,552 (b)     6,803 (b)
  Allowance as a percentage of non-performing loans                                   46.5%         45.2%

(a)  Annualized.
(b) Includes $1.4 million and $1.8 million, allocated to loans acquired as part of the Burritt transaction, for June 30, 1995 and December 31, 1994, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS


                       COMPARISON OF RESULTS OF OPERATION
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


     GENERAL. Net income for the second quarter ended June 30, 1995 totaled $1,622,000 or $.55 per share (fully diluted) compared to $1,449,000 or $.49 per share (fully diluted) for the comparable period in 1994. Net income for the three months ended June 30, 1995 represented an annualized return on average assets of .54% compared to .47% for the comparable 1994 period. Current quarter net income increased 11.9% compared to the year earlier period as the result of higher net interest income and reduced non-interest expenses. These positive changes were partially offset by a $200,000 increase in the provision for credit losses and a $148,000 decrease in non-interest income for the quarter ended June 30, 1995 compared to the prior year second quarter.

     INTEREST INCOME. Interest and fee income from loans and interest on the investment portfolio increased $2.5 million or 13.3% during the three months ended June 30, 1995 compared to the corresponding period in 1994. The increase in interest income was attributable to an increase in the yield on average interest-earning assets, which was partially offset by the loss of interest income resulting from a slight decrease in average interest-earning assets outstanding.

     The average yield on interest-earning assets increased 90 basis points (100 basis points equals one percent) from 6.40% during the second quarter of 1994 to 7.30% during the current quarter. The average yield on loans increased by 86 basis points to 7.63% over the comparison period while the average yield on taxable investment securities increased by 93 basis points to 6.46%. This increase was due to the upward repricing of assets between the two periods. Average interest-earning assets decreased $8.0 million or 0.7% during the current quarter compared to the year earlier period. The decrease in earning assets resulted from the sale of certain loans and investment securities with a portion of the proceeds used to reduce FHLBB borrowings. The remainder of the sales proceeds were reinvested in higher yielding interest rate sensitive loans and securities. (See "Financial Condition").

     INTEREST EXPENSE. Interest expense increased $2.2 million or 20.9% during the three months ended June 30, 1995 compared to the corresponding period in 1994. This increase was attributable to a rise in the average cost of funds which was partially offset by a reduction in interest expense resulting from a $29.8 million or 2.6% decrease in the average volume of interest-bearing liabilities outstanding between the two periods.

     The average cost of interest bearing liabilities increased 90 basis points from 3.72% for the period ended June 30, 1994 to 4.62% for the current period. The decline in the average volume of interest bearing liabilities between the two periods reflects a decline in the average volume of outstanding borrowed funds.

     NET INTEREST INCOME. Net interest income, as a result of a $2.5 million increase in interest income and a $2.2 million increase in interest expense, increased $311,000 or 3.7% from $8,337,000 for the quarter ended June 30, 1994 to $8,648,000 during the current quarter. The net interest rate spread, the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, remained unchanged between the comparison periods at 2.68%.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                           1995                                         1994
                                                           ----                                         -----
                                                                          (AMOUNTS IN THOUSANDS)
                                          Average                         Yield/       Average                         Yield/
                                          Balance        Interest          Rate        Balance        Interest          Rate
                                          -------        --------         ------       -------        --------         ------

Interest-earning assets:
  Loans                                 $  833,934        $15,915           7.63%    $  815,029        $13,798           6.77%
  Taxable investment securities            313,982          5,068           6.46        345,317          4,772           5.53
  Federal funds                              8,093            120           5.93          4,266             42           3.94
  FHLBB stock                                9,360            173           7.39          8,724            169           7.75
                                        ----------        -------           ----     ----------        -------         ------
Total interest-earning assets           $1,165,369         21,276           7.30     $1,173,336         18,781           6.40
                                        ----------        -------           ----     ----------        -------         ------
                                        ----------        -------           ----     ----------        -------         ------

Interest-bearing liabilities:
  Deposits                              $1,005,909         11,389           4.53     $  998,815          8,718           3.49
  Borrowed funds                            87,509          1,239           5.66        124,364          1,726           5.55
                                        ----------        -------           ----     ----------        -------         ------
Total interest-bearing
  liabilities                           $1,093,418         12,628           4.62     $1,123,179         10,444           3.72
                                        ----------        -------           ----     ----------        -------         ------
                                        ----------        -------           ----     ----------        -------         ------

Net interest income                                       $ 8,648                                      $ 8,337
                                                          -------                                      -------
                                                          -------                                      -------

Net interest rate spread                                                    2.68%                                        2.68%
                                                                            ----                                         ----
                                                                            ----                                         ----

Net yield on average interest-earning assets                                2.97%                                        2.84%
                                                                            ----                                         ----
                                                                            ----                                         ----

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


                                           Three Months Ended June 30,
                                           ---------------------------
                                              1995 Compared to 1994
                                              ---------------------

                                       Volume         Rate            Net
                                       ------        -------        -------
                                             (AMOUNTS IN THOUSANDS)

Interest earned on:
     Loans                             $  326        $ 1,791        $ 2,117
     Taxable investment securities       (459)           755            296
     Federal funds                         50             28             78
     FHLBB stock                           12             (8)             4
                                       ------        -------        -------
          Interest income                 (71)         2,566          2,495
                                       ------        -------        -------

Interest paid on:
     Deposits                              62          2,609          2,671
     Borrowed funds                      (521)            34           (487)
                                       ------        -------        -------
          Interest expense               (459)         2,643          2,184
                                       ------        -------        -------

Net interest income                    $  388        $   (77)       $   311
                                       ------        -------        -------
                                       ------        -------        -------


     PROVISION FOR CREDIT LOSSES. The Bank provided $600,000 for credit losses during the current quarter compared to $400,000 during the comparable 1994 period. At the end of the second quarter of 1995, the Company's allowance for credit losses totaled $6.6 million, representing 46.5% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $1.4 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

     NON-INTEREST INCOME. Non-interest income declined $148,000 or 14.7% from $1,010,000 in the second quarter of 1994 to $862,000 during the current quarter. Service charges and other income, comprised principally of loan service and deposit related fees, increased $11,000 from $586,000 for the second quarter of 1994 to $595,000 for the current quarter. Net securities gains of $202,000 realized on the sale of $1.7 million in securities and $49,000 in unrealized gains in the securities Trading portfolio during the quarter ended June 30, 1995 represented a decrease from the prior year period of $180,000. In the quarter ended June 30, 1994, $23.4 million in securities were sold at a net gain of $408,000 and unrealized gains in the securities Trading portfolio totaled $23,000. The Bank realized a net gain of $16,000 on the sale of $1.1 million in loans during the current quarter compared to a net loss of $7,000 on the sale of $1.2 million in the prior year period.

     NON-INTEREST EXPENSE. Non-interest expense decreased $300,000 or 4.6% from $6,532,000 during the second quarter of 1994 to $6,232,000 during the corresponding period in 1995. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $106,000 or 4.0% from $2,631,000 during the quarter ended June 30, 1994 to $2,737,000 during the current quarter. Salaries and wages increased $54,000 or 2.6% during the current quarter compared to the year earlier period. During the quarter, 17,008 stock appreciation rights were exercised which resulted in salary and wage expense of $163,100. Employee benefits increased $52,000 or 9.0% during the current quarter compared to the year earlier period.

     All other operating expenses, in the aggregate, decreased $406,000 or 10.4% during the current quarter compared to the comparable period in 1994. The decline in all other expenses was substantially due to the decline in foreclosed asset expense which totaled $525,000 in the current quarter compared to $911,000 for the year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets which amounted to $400,000 for the current quarter compared to $700,000 for the year earlier period. (See Note 5 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     The Bank, as required by the Statement of Financial Accounting Standards No. 91, deferred costs resulting from the origination of loans, which will be amortized as an adjustment to yield over the contractual term of the related loans. These deferred costs, which are primarily comprised of salaries, employee benefits, and other loan expenses, totaled $163,000 during the current quarter compared to $613,000 during the year earlier period.

     NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, increased by 2 basis points from (1.81%) during the quarter ended June 30, 1994 to (1.79%) during the current 1995 period. Non-interest income as a percentage of average assets (annualized) decreased from
 .33% to .29% for the quarters ended June 30, 1994 and 1995, respectively. Non-interest expense as a percentage of average assets (annualized) decreased 6 basis points from 2.14% during the quarter ended June 30, 1994 to 2.08% during the current quarter.

                    NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS


                                        Three Months Ended June 30,
                                        ---------------------------
                                         1995                1994
                                         ----                ----

Non-interest income                       .29                 .33
                                        -----               -----

Non-interest expense
     Foreclosed asset                     .18                 .30
     FDIC insurance                       .22                 .24
     Other                               1.68                1.60
                                        -----               -----
Total non-interest expense               2.08                2.14
                                        -----               -----

Net non-interest margin                 (1.79)              (1.81)
                                        -----               -----
                                        -----               -----


     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1,056,000 reflecting a 39.4% effective income tax rate compared to $966,000 or an effective income tax rate of 40.0% for the comparable 1994 period.


                       COMPARISON OF RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


     GENERAL. Net income for the first six months of 1995 totaled $3,240,000 or $1.10 per share (fully diluted) compared to $2,941,000 or $1.01 per share (fully diluted) during the comparable period in 1994. Net income for the six months ended June 30, 1995 and 1994 represented an annualized return on average assets of .54% and .48% respectively.

     Net income for the six months ended June 30, 1995 reflected an increase of $299,000 or 10.2% compared to the 1994 period. For the current period compared to the year earlier period, net interest income increased $893,000 or 5.4% and non-interest expense declined $249,000 or 2.0%, both of which were substantially offset by a $468,000 or 25.0% decline in non-interest income.

     INTEREST INCOME. Interest and fee income from loans and interest and dividend income on the investment portfolio increased $4,786,000 or 12.9% from $37,074,000 for the first six months of 1994 to $41,860,000 for the first six months of 1995. The increase in interest income was essentially due to the increase in the yield on average interest-earning assets. Average interest-earning assets outstanding in the six months ended June 30, 1995 declined by $5.1 million or 4.4% compared to the same period in 1994.

     The average yield on interest-earning assets increased 86 basis points from 6.37% for the six months ended June 30, 1994 to 7.23% for the current period. The average yield on loans for the first six months of 1995 increased to 7.49% from 6.84% for the comparable 1994 period and the average yield on investment securities increased to 6.54% during the same 1995 period compared to 5.33% in 1994.

     INTEREST EXPENSE. Interest expense increased $3,893,000 or 19.1% from $20,406,000 for the first six months of 1994 to $24,299,000 for the comparable six month period in 1995. This increase was essentially due to the rise in the average cost of funds during the current period compared to the year earlier period. The average effective cost of interest-bearing liabilities increased 80 basis points from 3.66% for the six months ended June 30, 1994 to 4.46% for the six months ended June 30, 1995.

     NET INTEREST INCOME. As a result of the changes in interest income and interest expense noted above, net interest income increased $893,000 or 5.4% from $16,668,000 for the six months ended June 30, 1994 to $17,561,000 for the same period in 1995. The net interest rate spread improved 6 basis points from 2.71% during the 1994 period to 2.77% during the corresponding period in 1995.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.


                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                           1995                                         1994
                                                           ----                                         -----
                                                                          (AMOUNTS IN THOUSANDS)
                                          Average                         Yield/       Average                         Yield/
                                          Balance        Interest          Rate        Balance        Interest          Rate
                                          -------        --------         ------       -------        --------         ------

Interest-earning assets:
  Loans                                 $  835,462        $31,305           7.49%   $   799,918        $27,344           6.84%
  Taxable investment securities            304,187          9,941           6.54        350,235          9,340           5.33
  Federal funds                              9,814            283           5.77          5,206             83           3.19
  FHLBB stock                                9,130            331           7.25          8,374            307           7.33
                                        ----------        -------                    ----------        -------
Total interest-earning assets           $1,158,593         41,860           7.23     $1,163,733         37,074           6.37
                                        ----------        -------           ----     ----------        -------         ------
                                        ----------                                   ----------

Interest-bearing liabilities:
  Deposits                              $1,005,904         21,908           4.36    $   992,378         17,005           3.43
  Borrowed funds                            84,693          2,391           5.65        123,056          3,401           5.53
                                        ----------        -------                    ----------        -------
Total interest-bearing
  liabilities                           $1,090,597         24,299           4.46     $1,115,434         20,406           3.66
                                        ----------        -------           ----     ----------        -------         ------
                                        ----------                                   ----------

Net interest income                                       $17,561                                      $16,668
                                                          -------                                      -------
                                                          -------                                      -------

Net interest rate spread                                                    2.77%                                        2.71%
                                                                            ----                                         ----
                                                                            ----                                         ----

Net yield on average interest-earning assets                                3.03%                                        2.86%
                                                                            ----                                         ----
                                                                            ----                                         ----


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


                                            Six Months Ended June 30,
                                            -------------------------
                                              1995 Compared to 1994
                                              ---------------------

                                       Volume         Rate            Net
                                       ------        -------        -------
                                             (AMOUNTS IN THOUSANDS)

Interest earned on:
     Loans                             $1,252        $ 2,709         $3,961
     Taxable investment securities      (1330)         1,931            601
     Federal funds                        105             95            200
     FHLBB stock                           27             (3)            24
                                       ------        -------        -------
          Interest income                  54          4,732          4,786
                                       ------        -------        -------

Interest paid on:
     Deposits                             235          4,668          4,903
     Borrowed funds                    (1,082)            72         (1,010)
                                       ------        -------        -------
          Interest expense               (847)         4,740          3,893
                                       ------        -------        -------

Net interest income                    $  901        $    (8)       $   893
                                       ------        -------        -------
                                       ------        -------        -------


     PROVISION FOR CREDIT LOSSES. During the first six months of 1995, the Bank provided $1,200,000 for credit losses compared to $1,000,000 during the comparable 1994 period. The Bank provided $600,000 during the quarter ended March 31, 1995 and $600,000 during the second quarter of 1995. The Bank also provided $900,000 for estimated losses on foreclosed assets during the six months ended June 30, 1995 which is included in Foreclosed asset expense (See "Non-interest Expense"). At June 30, 1995, the Company's allowance for credit losses totaled $6.6 million, representing 46.5% of non-performing loans. (See "Financial Condition").

     NON-INTEREST INCOME. Non-interest income decreased $468,000 or 25.0% from $1,873,000 in the first six months of 1994 to $1,405,000 during the current period. Service charges and other income, comprised principally of loan service and deposit related fees, increased $86,000 from $1,169,000 during the first six months of 1994 to $1,255,000 for the current period. For the first six months of 1995, the Bank incurred a net loss on the sale of investment securities totaling $1.3 million compared to a net gain of $625,000 during the comparable 1994 period. Additionally, the Bank realized a net gain totaling $1.5 million on the sale of loans during the first half of 1995 compared to a net gain of $79,000 the same period in 1994. During the first quarter of 1995 the Bank sold various securities totaling $45.6 million, resulting in a loss of $1.8 million and loans totaling $29.5 million resulting in a gain of $1.5 million.

     NON-INTEREST EXPENSE. Non-interest expense decreased $249,000 or 2.0% from $12,623,000 during the first six months of 1994 to $12,374,000 during the corresponding period in 1995. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $198,000 or 3.9% from $5,124,000 during the 1994 period to $5,322,000 during the current period. Salaries and wages increased $50,000 or 1.3% during the current period compared to the year earlier period. Included in salary and wage expense for the first six months of 1995 is $169,300 in payments to employees resulting from the exercise of 18,321 SARS. Employee benefits increased $148,000 or 12.8% during the current period compared to the year earlier period.

     All other operating expenses, in the aggregate, decreased $447,000 or 6.0% during the current period compared to the comparable period in 1994. The decrease in the cost of operations was essentially due to the decline in expenses related to foreclosed assets and the provision for estimated losses on foreclosed assets. Additionally, occupancy expenses decreased resulting from the termination of lease expenses related to the Burritt transaction. The declines in these expenses were partially offset by increases in marketing expenses.

     Foreclosed asset expense totaled $973,000 during the current period compared to $1,455,000 during the comparable 1994 period. For the current period, Foreclosed asset expense includes a $900,000 provision for estimated losses on foreclosed assets compared to a provision of $1,100,000 for the year earlier period. (See Note 5 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     NET NON INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, decreased by 8 basis points from (1.76) during the period ended June 30, 1994 to (1.84%) during the current 1995 period. Non-interest income, as a percentage of average assets (annualized), decreased from .31% to .24% for the six month periods ended June 30, 1994 and 1995, respectively. Non-interest expense, as a percentage of average assets (annualized), was virtually unchanged at 2.08% during the six month period ended June 30, 1995, from 2.07% during the prior year period.

                    NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS


                                         Six Months Ended June 30,
                                        ---------------------------
                                         1995                1994
                                         ----                ----

Non-interest income                       .24                 .31
                                        -----               -----

Non-interest expense
     Foreclosed asset                     .17                 .24
     FDIC insurance                       .22                 .24
     Other                               1.69                1.59
                                        -----               -----
Total non-interest expense               2.08                2.07
                                        -----               -----

Net non-interest margin                 (1.84)              (1.76)
                                        -----               -----
                                        -----               -----


     PROVISION FOR INCOME TAXES. The provision for income taxes during the current period totaled $2,152,000, reflecting a 39.9% effective income tax rate compared to $1,977,000 or an effective income tax rate of 40.2% for the comparable 1994 period.


FINANCIAL CONDITION

     The Company's assets totaled $1.22 billion at June 30, 1995, representing a $5.1 million or 0.4% decrease from year end 1994. The decline in assets during the period is due to the sale of loans and investment securities during the
first quarter.   During the first quarter 1995, the Bank sold $45.6 million of investment securities and $29.5 million in mortgage loans. The investment securities sold were comprised of fixed rate corporate and mortgaged-backed securities, and the mortgage loans sold had fixed and adjustable interest rate features. The proceeds from these transactions have been invested in higher yielding interest rate sensitive loans and securities, and have been used to reduce FHLBB advances. Net loans have decreased during the first six months of 1995 by $13.6 million and cash and investment securities have increased by $11.5 million.

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

     The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. At June 30, 1995, approximately $832.4 million, representing 68.4% of the Company's assets, were comprised of loans, compared to $846.2 million or 69.2% of total assets at December 31, 1994. The predominant focus of the Bank's lending business has been to provide financing for residential real estate. At June 30, 1995, $658.5 million or 79.1% of the Bank's loans were for the financing of one-to-four family residences. As residential mortgage loan activity declined in reaction to the steady and significant increase in interest rates during 1994, increased emphasis was given to financing the growing needs of the consumer loan market. Major developmental efforts were undertaken to expand the product offerings in the consumer lending area during the latter half of 1994 to help mitigate the expected decline in residential mortgage lending throughout the current year. A newly designed home equity line of credit and an unsecured line of credit, combined with a concentrated effort in automobile and boat financing, will constitute the focus of the Bank's consumer lending efforts in 1995.

 At June 30, 1995, non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements--Note 1), totaled $19.2 million, representing 1.6% of total assets, down from the $20.8 million of non-performing assets, or 1.7% of total assets, at year end 1994. At June 30, 1995, foreclosed assets totaled $5.1 million, representing .4% of total assets, compared to $5.8 million or .5% of total assets at year end 1994.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:


                                        June 30, 1995                                                December 31, 1994
                      ---------------------------------------------------        ---------------------------------------------------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)

                                                        Allowance for                                              Allowance for
                        Non-performing Loans            Credit Losses               Non-performing Loans           Credit Losses
                      ------------------------      ---------------------        -------------------------     ---------------------
                                                                % of Non-                                                  % of Non-
                                   % of Loans                  Performing                      % of Loans                 Performing
Loan Type             Balance      Outstanding      Balance       Loans          Balance       Outstanding     Balance       Loans
---------             -------      -----------      -------    ----------        -------       -----------     -------    ----------

Mortgage
  1-4 Family          $ 6,481          1.0%                                      $ 8,095           1.2%
  Commercial            1,575          5.6                                         1,643           5.8
  Multi-family          3,225         25.9                                         2,448          28.2
                      -------                                                    -------
Total Mortgage         11,281          1.6          $ 4,262       37.8%           12,186           1.7         $ 4,495       36.9%
                      -------                                                    -------

Consumer
  HELOC                 1,106          1.6                                           816           1.2
  All other               399          1.1                                           464           1.7
                      -------                                                    -------
Total Consumer          1,505          1.4            1,291       85.8             1,280           1.3           1,266       98.9
                      -------                                                    -------

Commercial
  Real estate
   development            585         16.2                                           788          20.9
  All other               732          4.0                                           788           4.0
                      -------                                                    -------
Total Commercial        1,317          6.0              999       75.9             1,576           6.6           1,042       66.1
                      -------                       -------                      -------                       -------

Total                 $14,103          1.7          $ 6,552       46.5           $15,042           1.8         $ 6,803       45.2
                      -------                       -------                      -------                       -------
                      -------                       -------                      -------                       -------


     The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $704.5 million, representing 57.9% of total assets at June 30, 1995 compared to $669.1 million or 54.7% of total assets at year end 1994. Mortgage loans closed during the first half of 1995 totaled $20.5 million. In the first half of 1994, as a result of a significant rise in refinance activity, the Bank closed $133.6 million in mortgage loans.

     As in prior years, and substantially due to the investment of funds resulting from the sale of assets previously discussed, the Bank continued to supplement local loan origination through the purchase of single family adjustable rate mortgage loans. The Bank purchased $25.8 million of these loans during the first half of 1995 compared to $2.0 million during the comparable 1994 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

      The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $658.5 million or 79.1% of the Bank's total loan portfolio at June 30, 1995 compared to $684.7 million, representing 80.9% of the total loan portfolio, at year end 1994. The level of non-performing one-to-four family residential loans totaled $6.5 million or 1.0% of the loan portfolio at June 30, 1995 compared to $8.1 million or 1.2% of the portfolio at year end 1994.

     Multi-family housing loans totaled $12.4 million or 1.5% of the total loan portfolio at June 30, 1995 compared to $8.7 million or 1.0% of the total loan portfolio at year end 1994. At June 30, 1995, non-performing loans totaled $3.2 million or 25.9% of this portfolio. At year end 1994, there were $2.5 million or 28.2% of non-performing loans included in this category. Loans to finance commercial real estate totaled $28.1 million or 3.4% of the total loan portfolio at June 30, 1995, of which $1.6 million or 5.6% were non-performing. At year end 1994, this portfolio totaled $28.5 million, representing 3.4% of total loans, of which $1.6 million or 5.8% were non-performing.

     The fourth group of loans included in the Bank's mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $3.6 million or 0.4% of total loans at June 30, 1995 compared to $2.4 million or 0.3% of total loans at year end 1994. At June 30, 1995, non-performing real estate construction loans totaled $585,000 or 16.2% of these loans. At year end 1994, there were no
non-performing real estate construction loans.   Unadvanced construction
commitments approximated $1.7 million at June 30, 1995 compared to approximately $1.8 million at December 31, 1994.

     The Company's investment in consumer loans totaled $105.7 million, representing 12.7% of total loans at June 30, 1995, compared to $98.2 million or 11.6% of total loans at year end 1994. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $130.5 million, with $69.8 million in use at June 30, 1995 compared to $130.5 million, with $70.4 million in use at year end 1994. At June 30, 1995, non-performing consumer loans totaled $1.5 million or 1.4% of this portfolio. Home equity lines of credit included in this amount totaled $1.1 million, representing 1.6% of HELOCs outstanding. In comparison, at year end 1994, non-performing consumer loans totaled $1.3 million or 1.3% of the consumer loan portfolio, including $.8 million, representing 1.2% of HELOCs outstanding.

     The Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $22.1 million at June 30, 1995, reflecting a $1.6 million or 6.8% decrease from the $23.7 million invested at year end 1994. At June 30, 1995, $3.6 million or 16.3% of this portfolio was invested in loans for the development of real estate and $18.5 million or 83.7% was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $1.2 million at June 30, 1995 and $1.1 million at December 31, 1994. At June 30, 1995, non-performing commercial loans totaled $1.3 million, representing 6.0% of the commercial loan portfolio compared to $1.6 million or 6.6% at year end 1994.

          NON-PERFORMING ASSETS. The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:


                                  At June 30,                                      At December 31,
                            ----------------------        -------------------------------------------------------------------
                              1995           1994           1994           1993           1992           1991           1990
                            -------        -------        -------        -------        -------        -------        -------
                                                                  (AMOUNTS IN THOUSANDS)

Non-accrual loans:
  Mortgage . . . . . . .    $11,119        $12,057        $11,000        $12,302        $18,387        $18,984        $18,081
  Consumer . . . . . . .      1,422          1,567          1,280          1,789          2,082          1,683          1,920
  Commercial . . . . . .      1,317          2,034          1,576          3,215          3,901          8,041          3,437
                            -------        -------        -------        -------        -------        -------        -------
Total. . . . . . . . . .     13,858         15,658         13,856         17,306         24,370         28,708         23,438
                            -------        -------        -------        -------        -------        -------        -------

Accruing loans past due
    90 days:
  Mortgage . . . . . . .        162          1,466          1,186          2,317          3,006          4,096          4,730
  Consumer . . . . . . .         83             44            ---            249              1            151            230
  Commercial . . . . . .        ---            ---            ---            ---            ---            ---            ---
                            -------        -------        -------        -------        -------        -------        -------
Total. . . . . . . . . .        245          1,510          1,186          2,566          3,007          4,247          4,960
                            -------        -------        -------        -------        -------        -------        -------

Foreclosed assets. . . .      5,531          9,195          6,195          9,379         10,456          7,305          5,893
Valuation allowance. . .       (385)        (1,089)          (439)        (1,040)          (438)          (412)           ---
                            -------        -------        -------        -------        -------        -------        -------
Total, net . . . . . . .      5,146          8,106          5,756          8,339         10,018          6,893          5,893
                            -------        -------        -------        -------        -------        -------        -------
Total non-performing
  assets . . . . . . . .    $19,249        $25,274        $20,798        $28,211        $37,395        $39,848        $34,291
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------

Restructured loans          $ 4,168        $ 3,158        $ 4,213        $ 2,273        $ 8,262        $ 6,985            ---
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------


     As detailed in the table above, the level of non-performing loans decreased from $15.7 million at year end 1994 to $13.9 million at June 30, 1995. At June 30, 1995, the Bank had $5.1 million in foreclosed assets, consisting of 36 properties, compared to $5.8 million, consisting of 37 properties at year end 1994. During the first half of 1995, the Bank reclassified $2.2 million in loans to foreclosed assets.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets.
Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. For the first half of 1995, the Bank provided $900,000 to this allowance compared to $1,100,000 for the comparable 1994 period. During the current six month period, the Bank charged $954,000 in specific write-downs against this allowance compared to $1,051,000 during the comparable year earlier period. At June 30, 1995, the allowance for estimated losses on foreclosed assets totaled $385,000 compared to $1.1 million at June 30, 1994.

     The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1995 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days has decreased to $5.9 million at June 30, 1995, representing .7% of the total loan portfolio compared to $6.1 million or .7% of the total loan portfolio at year end 1994.

     The following table summarizes the Bank's accruing loans past due 60 days:


                                  At June 30,                                      At December 31,
                            ----------------------        -------------------------------------------------------------------
                              1995           1994           1994           1993           1992           1991           1990
                            -------        -------        -------        -------        -------        -------        -------
                                                                  (AMOUNTS IN THOUSANDS)

Loans past due 60 days:
  Mortgage . . . . . . .    $ 5,397        $ 3,110        $ 5,014        $ 7,369        $ 8,829        $ 9,072        $ 5,062
  Consumer . . . . . . .        324            529          1,015            651            815            525            753
  Commercial . . . . . .        218            109             62            ---             95            353            870
                            -------        -------        -------        -------        -------        -------        -------
Total. . . . . . . . . .    $ 5,939        $ 3,748        $ 6,091        $ 8,020        $ 9,739        $ 9,950        $ 6,685
                            -------        -------        -------        -------        -------        -------        -------
                            -------        -------        -------        -------        -------        -------        -------


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

     To the extent that the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 28 properties for an aggregate consideration of $1.7 million in half of 1995. During the comparable 1994 period, the Bank sold and closed on 28 properties for an aggregate consideration of $2.4 million.

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $1.2 million to the allowance for credit losses for the six months ended June 30, 1995 compared to $1.0 million for the same period 1994. During the six months ended June 30, 1995, the Bank wrote off $1.5 million. At June 30, 1995, the allowance for credit losses totaled $6.6 million, which includes $1.4 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.8 million at year end 1994, which included $1.8 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements--Note 13). The allowance for credit losses represented 46.5% of non-performing loans at June 30, 1995 compared to 45.2% at year end 1994.

     In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At June 30, 1995, in addition to non-performing assets, the Bank had $4.2 million in loans which have been restructured, which is essentially unchanged from year end 1994.

     The Bank's securities portfolio totaled $325.2 million or 26.7% of total assets at June 30, 1995, virtually unchanged from $322.1 million or 26.4% of total assets at December 31, 1994. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. The Bank adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") as of December 31, 1993. Under the provisions of SFAS 115, the Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements--Notes 1 & 2). At June 30, 1995, the Bank had securities totaling $103.5 million classified as held-to-maturity compared to $104.7 million at December 31, 1994. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost. Securities classified as available-for-sale at June 30, 1995 totaled $220.6 million compared to $216.7 million at December 31, 1994. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. As a result of changes in interest rates and their effect on the market value of investments and the sale of $45.6 million of available-for-sale securities at a loss of $1.8 million during the first six months of 1995, the Bank recorded an unrealized loss, net of tax effect, of $362,000 which is included in stockholders' equity. At December 31, 1994, the Bank had an unrealized loss, net of tax effect, of $5.6 million. The trading portfolio, which consists of equity securities, totaled $1.1 million at June 30, 1995. This portfolio is carried at fair value with unrealized gains or losses included in earnings. At December 31, 1994, there were $.8 million in securities classified as trading.

          Cash and cash equivalents were $27.0 million at June 30, 1995 versus $18.6 million at December 31, 1994.

          FUNDING SOURCES. The investment activities of the Bank are funded from several sources. The primary source of funds is provided by local depositors and is complemented by advances from the FHLBB and other borrowings. In addition, the Bank is provided with a steady flow of funds from the amortization and prepayment of loans, as well as the amortization and maturity of securities. The Bank also derives funds, from time to time, through the sale of loans into the secondary market and allocates the proceeds in accordance with established asset and liability management objectives.

     During the six months ended June 30, 1995, deposits decreased by $1.4 million or 0.1%, after interest credited of $21.8 million, from $1.028 billion, funding 84.1% of total assets at year end 1994, to $1.029 billion, funding 84.5% of total assets at June 30, 1995. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLBB and other borrowings as an alternative source of funds. At June 30, 1995, FHLBB advances totaled $73.0 million, funding 6.0% of total assets, compared to $111.1 million, funding 9.1% of total assets at year end 1994. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities. Other borrowings, short-term reverse repurchase agreements, totaled $23.0 million at June 30, 1995, funding 1.9% of total assets. The Bank did not utilize other borrowings in the prior year period.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $104.8 million in investable funds during the first six months of 1995. In keeping with the Bank's asset and liability management objectives, the Bank periodically may sell loans. The Bank sold $29.5 million in loans in the first half of 1995. These loans were included in the loans held-for-sale category at year end 1994. Loans categorized as held-for-sale that were not sold were returned to the mortgage loan portfolio. The Bank has retained servicing on all loans that have been sold and, at June 30, 1995, was servicing $154.8 million of mortgage loans for others, compared to $129.3 million at year end 1994.

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements--Note 13.), Derby paid the FDIC a premium of $6.2 million. The amortized balance of $3.2 million at June 30, 1995, in addition to approximately $146,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 11.9% and a ratio of tier 1 capital to risk-weighted assets of 10.9% at June 30, 1995.

     The Board has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The Board indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At June 30, 1995, the Company had a ratio of tier 1 capital to total assets of 5.98%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At June 30, 1995, Derby Savings' ratio of total capital to risk-weighted assets was 11.7% and its ratio of tier 1 capital to risk-weighted assets was 10.7%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at June 30, 1995 was 5.89%.

     Derby entered into a Memorandum of Understanding (the "Memorandum") with the FDIC in April 1992, which required Derby to maintain a minimum tier 1 capital to total asset ratio of 5.5%. In connection with the Burritt transaction, the FDIC modified the terms of the Memorandum which pertained to the maintenance of capital ratios. The Memorandum initially required that the Bank maintain a ratio of leverage capital to total assets of at least 5.5% and if the ratio fell below 7%, the Bank was required to notify the FDIC and the Connecticut Commissioner of Banks. The modification required Derby to have leverage capital in excess of 5% of total assets by December 31, 1993 and leverage capital at or above 5.75% of total assets by December 31, 1994. However, management of the Bank had requested and the FDIC had approved an extension of the December 31, 1994 target date to June 30, 1995. As of June 30, 1995, the Bank attained the required minimum leverage capital to asset ratio.
At June 30, 1995, the leverage capital to total assets ratio was 5.89%.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination), and a leverage ratio that is less than 3%; (iv)"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At June 30, 1995, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

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



JUNE 30, 1995                                                                More Than           More Than           More Than
                                                                            Six Months           One Year           Three Years
                                                        Six Months            To One             To Three             To Five
                                                          or Less              Year                Years               Years
                                                        ----------          ----------           ---------          ----------
                                                                             (Dollar amounts in thousands)

Assets:
  Investments:
   Securities                                            $171,359             $67,335             $39,402             $26,801
   Federal funds sold                                      14,240                  --                  --                  --
                                                         --------            --------            --------             -------

  Total investments                                       185,599              67,335              39,402              26,801
                                                         --------            --------            --------             -------

  Loans:
   Fixed-rate mortgages                                     5,326               5,333              23,165              24,516
   Adjustable-rate mortgages                              242,077             234,786              25,984              11,048
   Consumer loans                                          78,594               7,042               7,922               4,460
   Commercial loans                                        20,429                  41                 111                  30

  Total loans                                             346,426             247,202              57,182              40,054
                                                         --------            --------            --------             -------

Total interest-sensitive assets                          $532,025            $314,537             $96,584             $66,855
                                                         --------            --------            --------             -------

Liabilities:
  Regular & club savings                                 $197,077            $     --            $     --            $     --
  Certificates of deposit                                 233,704             125,643             137,202              53,996
  Money market accounts                                   205,464                  --                  --                  --
  NOW accounts                                             46,691                  --                  --                  --
  FHLBB advances                                           22,111              23,100              23,140               4,720

Total interest-sensitive liabilities                     $705,047            $148,743            $160,342             $58,716
                                                         --------            --------            --------             -------

GAP (repricing difference)                              ($173,022)           $165,794            ($63,758)             $8,139
Cumulative GAP                                          ($173,022)            ($7,228)           ($70,986)           ($62,847)
Cumulative GAP/total assets                                 -14.2%               -0.6%               -5.8%               -5.2%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities                          75.5%              211.5%               60.2%              113.9%
Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                                       99.2%               93.0%               94.1%


JUNE 30, 1995                                            More Than           More Than
                                                        Five Years           10 Years
                                                          To Ten               To 20             More Than
                                                           Years               Years             20 Years              Total
                                                        ----------          ----------           ---------          ----------
                                                                             (Dollar amounts in thousands)

Assets:
  Investments:
   Securities                                              $9,979              $4,608                $194            $319,678
   Federal funds sold                                          --                  --                  --              14,240
                                                         --------            --------            --------          ----------

  Total investments                                         9,979               4,608                 194             333,918
                                                         --------            --------            --------          ----------


  Loans:
   Fixed-rate mortgages                                    53,179              46,262              21,356             179,137
   Adjustable-rate mortgages                                  384                  --                  --             514,279
   Consumer loans                                           4,186               2,120                  --             104,324
   Commercial loans                                           163                  21                  --              20,795

  Total loans                                              57,912              48,403              21,356             818,535
                                                         --------            --------            --------          ----------

Total interest-sensitive assets                           $67,891             $53,011             $21,550          $1,152,453
                                                         --------            --------            --------          ----------


Liabilities:
  Regular & club savings                                 $     --            $     --            $     --            $197,077
  Certificates of deposit                                      --                  --                  --             550,545
  Money market accounts                                        --                  --                  --             205,464
  NOW accounts                                                 --                  --                  --              46,691
  FHLBB advances                                               --                  --                  --              73,071

Total interest-sensitive liabilities                     $     --            $     --            $     --          $1,072,848
                                                         --------            --------            --------          ----------


GAP (repricing difference)                                $67,891             $53,011             $21,550
Cumulative GAP                                             $5,044             $58,055             $79,605
Cumulative GAP/total assets                                   0.4%                4.8%                6.5%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities                                                                                     107.4%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                  100.5%              105.4%              107.4%


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  (a) The Company held its 1995 annual meeting of stockholders ("Annual Meeting") on April 26, 1995. At the annual meeting, four directors were elected for three-year terms and the Company's stockholders ratified the appointment by the Board of Directors of the firm of Friedberg, Smith and Co., P.C. as independent public accountants of the Company for the year ending December 31, 1995.

  (b) The names of the four directors elected at the annual meeting to new three-year terms are as follows: Achille A. Apicella, John J. Brennan, John F.Costigan and Angelo E. Dirienzo. In addition to these persons, the terms of office of the following directors continue after the Annual Meeting: Michael F. Daddona, Jr., Walter R. Archer Jr., Harry P. DiAdamo Jr., Laura J. Donahue, Christopher H.B. Mills, John Rak, and John P. Sponheimer.

  (c) The following votes were cast in the election of directors:

                                                            WITHHOLD
          NOMINEES                       FOR                AUTHORITY
          --------                       ---                ---------
          Achille A. Apicella         2,071,620              50,774
          John J. Brennan             2,071,620              50,774
          John F. Costigan            2,071,620              50,774
          Angelo E. Dirienzo          2,071,620              50,774

          There were 2,092,438 votes cast FOR ratification of the appointment of Friedberg, Smith and Co., P.C., as independent public accountants for the Company for the year ending December 31, 1995, 18,012 votes were cast AGAINST such ratification, and 9,133 were abstentions.

          There were no broker non-votes in either the election of directors or as to ratification of the appointment of the firm selected to act as the Company's independent accounts for 1995


ITEM 5  OTHER INFORMATION
Not Applicable


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

     Exhibit                             Page of this
     Number                                 Report
     ------                                 ------

       27      Financial Data Schedule        44

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   DS Bancor, Inc.
                                        -------------------------------------
                                                     Registrant



Date:   August 7, 1995             By:        /S/ Harry P. DiAdamo, Jr.
      -------------------               -------------------------------------
                                                Harry P. DiAdamo, Jr.
                                                   President & CEO



Date:   August 7, 1995             By:          /S/ Alfred T. Santoro
      -------------------               -------------------------------------
                                                  Alfred T. Santoro
                                          Vice President, Treasurer and CFO