Form 10-Q
period 1995-09-30
DS BANCOR INC
filed 1995-11-13
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended       September 30, 1995
                                         -----------------------------

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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at November 10, 1995:  2,882,352 shares

                                    I N D E X

                                                                      Page(s)
                                                                      -------
Part 1 -- Consolidated Financial Statements
       A.  Consolidated Statements of Position                              1
       B.  Consolidated Statements of Earnings                              2
       C.  Consolidated Statements of Stockholders' Equity                  3
       D.  Consolidated Statements of Cash Flows                            4
       E.  Notes to Consolidated Financial Statements                  5 - 25
       F.  Selected Consolidated Financial and Other Data                  26
       G.  Management's Discussion and Analysis                       26 - 41

Part 2 -- Other Information                                                42

Signatures                                                                 43
Exhibits                                                                   44

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF POSITION
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1995                1994
                                                                                 ----------           ---------
                                                                                          (UNAUDITED)
ASSETS
 Cash and due from banks (Note 1)                                                  $15,273             $14,128
 Federal funds sold (Note 1)                                                         5,580               4,500
 Securities (Notes 1 & 2)
  Trading                                                                              755                 770
  Available-for-sale                                                               228,000             216,674
  Held-to-maturity (fair value:  $98,507 at
   September 30, 1995 and $96,928 at December 31, 1994)                            100,461             104,702
 Loans held-for-sale (Notes 1 & 3)                                                      --              55,190
 Loans receivable (net of allowances for credit losses of $6,747
   at September 30, 1995 and $6,803 at December 31, 1994)(Notes 1 & 3)             852,747             784,237
 Federal Home Loan Bank of Boston stock, at cost (Note 8)                            9,793               8,899
 Accrued income receivable (Note 1)                                                  7,339               7,227
 Bank premises and equipment, net (Notes 1 & 6)                                      6,453               6,975
 Prepaid and deferred income taxes (Notes 1 & 10)                                    1,786               7,247
 Foreclosed assets (net of allowances of $277 at September 30, 1995
  and $439 at December 31, 1994)(Notes 1 & 5)                                        5,079               5,756
 Other assets (Note 13)                                                              4,257               6,385
                                                                               -----------         -----------
TOTAL ASSETS                                                                    $1,237,523          $1,222,690
                                                                               -----------         -----------
                                                                               -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits (Note 7)
  Non-interest bearing                                                             $31,218             $30,918
  Interest bearing                                                               1,013,905             996,828
                                                                               -----------         -----------

 Total                                                                           1,045,123           1,027,746
 Mortgagors' escrow                                                                  5,866              11,885
 Advances from Federal Home Loan Bank of Boston (Note 8)                            90,312             111,145
 Other borrowings (Note 8)                                                          13,260                  --
 Other liabilities (Note 9)                                                          4,811               4,777
                                                                               -----------         -----------
  Total Liabilities                                                              1,159,372           1,155,553
                                                                               -----------         -----------

STOCKHOLDERS' EQUITY (NOTES 1, 11 & 14)
 Preferred stock, no par value; authorized
  2,000,000 shares; none issued                                                         --                  --
 Common stock, par value $1.00; authorized 6,000,000 shares;
  issued--September 30, 1995--3,221,852 shares, December 31, 1994--
  3,084,571 shares; outstanding--September 30, 1995--2,882,352 shares,
  December 31, 1994--2,745,071 shares                                                3,222               3,085
 Additional paid-in capital                                                         41,075              37,780
 Retained earnings                                                                  38,219              36,362
 Net unrealized gains (losses) on available-for-sale securities, net of tax of $106 at September 30, 1995 and net of tax benefit of $3,970
   at December 31, 1994                                                                148              (5,577)
 Less:  Treasury stock, at cost (339,500 shares)                                    (4,513)             (4,513)
                                                                               -----------         -----------

  Total Stockholders' Equity                                                        78,151              67,137
                                                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,237,523          $1,222,690
                                                                               -----------         -----------
                                                                               -----------         -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar amounts in thousands, except per share data)


                                                                        QUARTER ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   JUNE 30,
                                                                     1995            1994          1995            1994
                                                                  ----------      ----------    ----------      ----------
                                                                                       (UNAUDITED)
INTEREST INCOME (NOTE 1)
 Interest and fees on loans                                         $16,606        $14,426        $47,911        $41,770
 Taxable interest on securities                                       5,244          5,126         15,200         14,356
 Dividends on investments                                               209            242            808            742
                                                                  ----------      ---------     ----------     ----------

  Total interest income                                              22,059         19,794         63,919         56,868
                                                                  ----------      ---------     ----------     ----------

INTEREST EXPENSE
 Deposits (Note 7)                                                   12,049          9,218         34,053         26,259
 Borrowed funds (Note 8)                                              1,461          1,793          3,852          5,194
 Less:  Penalties on premature time deposit withdrawals                 (24)           (26)          (120)           (62)
                                                                  ----------      ---------     ----------     ----------

  Net interest expense                                               13,486         10,985         37,785         31,391
                                                                  ----------      ---------     ----------     ----------

NET INTEREST INCOME                                                   8,573          8,809         26,134         25,477
Provision for credit losses (Notes 1 & 3)                               625            625          1,825          1,625
                                                                  ----------      ---------     ----------     ----------

Net interest income after provision for credit losses                 7,948          8,184         24,309         23,852
                                                                  ----------      ---------     ----------     ----------
NON-INTEREST INCOME
 Service charges and other income                                       633            647          1,888          1,816
 Net securities gains (losses) (Note 2)                                 312             23         (1,035)           648
 Net gain (loss) on sale of loans                                        (1)            13          1,496             92
                                                                  ----------      ---------     ----------     ----------
  Total non-interest income, net                                        944            683          2,349          2,556
                                                                  ----------      ---------     ----------     ----------

NON-INTEREST EXPENSE
 Salaries and wages                                                   1,938          1,945          5,960          5,917
 Employee benefits (Note 9)                                             605            587          1,905          1,739
 Occupancy (Note 6)                                                     441            540          1,318          1,665
 Furniture and equipment (Note 6)                                       376            282            949            755
 Foreclosed asset expense, net (Notes 1 & 5)                            427            664          1,400          2,119
 Other                                                                1,627          2,462          6,256          6,908
                                                                  ----------      ---------     ----------     ----------

  Total non-interest expense                                          5,414          6,480         17,788         19,103
                                                                  ----------      ----------    ----------     ----------

Income before income taxes                                            3,478          2,387          8,870          7,305
Provision for income taxes (Note 10)                                  1,429            966          3,581          2,943
                                                                  ----------      ---------     ----------     ----------

NET INCOME                                                           $2,049         $1,421         $5,289         $4,362
                                                                  ----------      ---------     ----------     ----------
                                                                  ----------      ---------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 1)
 Primary                                                          3,098,861      3,093,330      3,089,860      3,067,207
 Fully diluted                                                    3,098,861      3,094,535      3,096,266      3,070,114

EARNINGS PER SHARE (NOTE 1)
 Primary                                                               0.66           0.46           1.71           1.42
 Fully diluted                                                         0.66           0.46           1.71           1.42

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 RETAINED EARNINGS
                                                                -------------------
                                                       ADDITIONAL           UNREALIZED                    TOTAL
                                              COMMON    PAID-IN   RETAINED    GAINS &     TREASURY    STOCKHOLDERS'
                                               STOCK    CAPITAL   EARNINGS    LOSSES        STOCK        EQUITY
                                            ---------- ---------- ---------- ----------  ----------   ------------
                                                                             (NOTE 1)
Balance--December 31, 1993                     $2,991    $36,007    $30,652      $1,303     ($4,513)       $66,440

Net income                                                           4,362                                   4,362
Stock options exercised
  (93,455 shares)(Note 11)                         94     1,773                                              1,867
Adjustment for unrealized losses, net                                            (4,235)                     (4,235)
                                            ---------  --------   --------    ---------  ----------   ------------

Balance--September 30, 1994                    $3,085   $37,780    $35,014      ($2,932)    ($4,513)       $68,434
                                            ---------  --------   --------    ---------  ----------   ------------
                                            ---------  --------   --------    ---------  ----------   ------------


Balance--December 31, 1994                     $3,085   $37,780    $36,362      ($5,577)     ($4,513)      $67,137

Net income                                                           5,289                                   5,289
Stock dividend declared on common
   stock (5%--March 15, 1995)                     137     3,283     (3,420)                                      0
Shares issued for fractional interest                        12                                                 12
Cash in lieu of fractional shares                                      (12)                                    (12)
Adjustment of unrealized gains, net                                               5,725                      5,725
                                            ---------  --------   --------    ---------   ----------  ------------

Balance--September 30, 1995                    $3,222   $41,075    $38,219         $148      ($4,513)      $78,151
                                            ---------  --------   --------    ---------   ----------  ------------
                                            ---------  --------   --------    ---------   ----------  ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER
                                                                    -----------------------------------
                                                                         1995                 1994
                                                                      ----------           ----------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $5,289              $4,362
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Provision for credit losses                                              1,825               1,625
  Provision for estimated losses on foreclosed assets                      1,200               1,585
  Depreciation and amortization                                              766                 589
  Amortization of intangible assets                                          505                 727
  Net amortization of premiums/discounts on securities                       421               1,007
  Net accretion (amortization) of deferred loan fees                         974                (937)
  Decrease in prepaid and deferred income taxes                            1,523                 269
  Net securities loss (gain)                                               1,035                (648)
  Net gain on sale of loans                                               (1,496)                (92)
  Gains on sales of foreclosed assets                                        (63)                (53)
  Proceeds from sale of trading securities                                 2,852                 772
  Purchases of trading securities                                         (2,429)             (1,621)
  Decrease (Increase) in accrued income receivable                          (112)               (324)
  Benefit for deferred income taxes                                         (138)               (237)
  Net decrease in other assets                                             4,690               1,780
  Increase (decrease) in other liabilities                                    34                (119)
                                                                      ----------          ----------
   Net cash provided (used) by operating activities                       16,876               8,685
                                                                      ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from matured available-for-sale securities                      35,163              36,425
 Proceeds from sale of available-for-sale securities                      51,505              39,438
 Proceeds from matured held-to-maturity securities                        10,936              30,917
 Purchase of available-for-sale securities                               (92,819)            (54,502)
 Purchase of held-to-maturity securities                                  (7,000)            (73,826)
 Purchase of FHLBB stock                                                    (894)               (877)
 Proceeds from loans sold to others                                       32,724              12,124
 Purchases of loans from others                                          (63,797)            (11,958)
 Net (increase) decrease in loans to customers                            14,464             (53,386)
 Premises and equipment additions                                           (244)               (539)
 Proceeds from sale of foreclosed assets                                   1,054               5,021
 Net decrease (increase) in foreclosed assets                                472                (129)
                                                                      ----------          ----------
   Net cash used in investing activities                                 (18,436)            (71,292)
                                                                      ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits from customers                       17,377               8,811
 Net increase in mortgagors' escrow                                       (6,019)             (4,303)
 Net (increase) decrease in Other borrowings                              13,260              (1,450)
 Net (decrease) increase in short term FHLBB advances                    (28,132)             14,426
 Proceeds from long term FHLBB advances                                   40,000              50,000
 Repayment of long term FHLBB advances                                   (32,701)            (30,550)
 Proceeds from issuance of common stock                                       12               1,867
 Dividends paid to stockholders                                              (12)                 --
                                                                      ----------          ----------
   Net cash provided (used) by financing activities                        3,785              38,801
                                                                      ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  2,225             (23,806)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          18,628              43,118
                                                                      ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $20,853             $19,312
                                                                      ----------          ----------
                                                                      ----------          ----------

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

NOTE 2 - SECURITIES

A summary of the Bank's investment securities is as follows:


                                                    SEPTEMBER 30, 1995
                                     -------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS     GROSS
       TRADING                       AMORTIZED   UNREALIZED UNREALIZED   FAIR
                                        COST       GAINS      LOSSES    VALUE
                                     ---------   ----------  --------- --------
Marketable equities                  $    742    $     13    $    ---  $    755
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------


                                                    SEPTEMBER 30, 1995
                                     -------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
       AVAILABLE-FOR-SALE            AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS       LOSSES    VALUE
                                     ---------   ----------  --------- --------
U.S. Government and agency bonds     $ 13,297    $     92    $    ---  $ 13,389
Mortgage-backed securities            201,935       1,837       1,995   201,777
Other bonds and notes                   4,185         ---          80     4,105
                                     --------    --------    --------  --------
  Total debt securities               219,417       1,929       2,075   219,271
Marketable equities                     7,319         476         125     7,670
Mutual funds                            1,010          49         ---     1,059
                                     --------    --------    --------  --------
Total                                $227,746    $  2,454    $  2,200  $228,000
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------


                                                    SEPTEMBER 30, 1995
                                     ------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
       HELD-TO-MATURITY              AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS       LOSSES    VALUE
                                     ---------   ----------  --------- --------
U.S. Government and agency bonds     $  2,000    $    ---    $      8  $  1,992
Mortgage-backed securities             94,461          43       1,989    92,515
                                     --------    --------    --------  --------
Total debt securities                  96,461          43       1,997    94,507
Money market preferred stock            4,000         ---         ---     4,000
                                     --------    --------    --------  --------
Total                                $100,461    $     43    $  1,997  $ 98,507
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------


                                                     DECEMBER 31, 1994
                                     ------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
       TRADING                       AMORTIZED   UNREALIZED  UNREALIZED  FAIR
                                        COST       GAINS       LOSSES    VALUE
                                     ---------   ----------  --------- --------
Marketable Equities                  $    918    $    ---    $    148  $    770
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------





                                                     DECEMBER 31, 1994
                                     ------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
       AVAILABLE-FOR-SALE            AMORTIZED   UNREALIZED  UNREALIZED  FAIR
                                        COST       GAINS       LOSSES    VALUE
                                     ---------   ----------  ----------  ------
U.S. Government and agency bonds     $ 21,095    $      1    $    677  $ 20,419
Mortgage-backed securities            174,667           7       7,832   166,842
Other bonds and notes                  28,903           2         978    27,927
                                     --------    --------    --------   -------
   Total debt securities              224,665          10       9,487   215,188
Marketable equities                     1,556          37         107     1,486
                                     --------    --------    --------  --------
Total                                $226,221    $     47    $  9,594  $216,674
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------


                                                     DECEMBER 31, 1994
                                     ------------------------------------------
                                                 (AMOUNTS IN THOUSANDS)

                                                   GROSS      GROSS
       HELD-TO-MATURITY              AMORTIZED   UNREALIZED  UNREALIZED  FAIR
                                        COST       GAINS       LOSSES    VALUE
                                     ---------   ----------  --------- --------
U.S. Government and agency bonds     $  2,000    $    ---    $     60  $  1,940
Mortgage-backed securities            102,702         ---       7,714    94,988
                                     --------    --------    --------  --------
Total                                $104,702    $    ---    $  7,774  $ 96,928
                                     --------    --------    --------  --------
                                     --------    --------    --------  --------


The amortized cost and market value of debt securities by contractual maturity is as follows:


                                                      SEPTEMBER 30, 1995
                                          ----------------------------------------
                                                    (AMOUNTS IN THOUSANDS)

                                           AVAILABLE-FOR-SALE     HELD-TO-MATURITY
                                          --------------------   -------------------
                                          AMORTIZED     FAIR     AMORTIZED    FAIR
                                             COST      VALUE       COST       VALUE
                                          --------- ---------    ---------  --------
Due in one year or less                   $    ---    $    ---   $  2,000   $  1,992
Due after one year through five years        4,185       4,105        ---        ---
Due after five years through ten years       5,322       5,359        ---        ---
Due after ten years                          7,975       8,030        ---        ---
                                          --------     -------    -------    -------
                                            17,482      17,494      2,000      1,992
Mortgage-backed securities                 201,935     201,777     94,461     92,515
                                          --------    --------   --------   --------
Total                                     $219,417    $219,271   $ 96,461   $ 94,507
                                          --------    --------   --------   --------
                                          --------    --------   --------   --------

During the three months ended September 30, 1995, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                    GROSS      GROSS    NET
                                         PROCEEDS  REALIZED   REALIZED  GAIN
                                        FROM SALES  GAINS     LOSSES    (LOSS)
                                        ---------- --------  --------  -------
                                               (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE
Marketable equities                     $  5,239  $   211   $     1   $   210

TRADING
Realized gains                             1,333      110       ---       110
                                        --------  -------   -------   -------
Total realized                          $  6,572  $   321   $     1       320
                                        --------  -------   -------
                                        --------  -------   -------
Net unrealized losses--trading                                             (8)
                                                                      -------
Total                                                                 $   312
                                                                      -------
                                                                      -------

During the three months ended September 30, 1994, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                     GROSS    GROSS      NET
                                         PROCEEDS   REALIZED REALIZED    GAIN
                                        FROM SALES   GAINS    LOSSES    (LOSS)
                                        ----------  -------- --------   -------
                                                  (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE
Marketable equities                     $    501    $    88   $   ---   $    88
                                        --------    -------   -------   -------
Total available-for-sale                     501         88       ---        88

TRADING
Realized gains                               ---        ---       ---       ---
                                        --------    -------   -------   -------
Total realized                          $    501    $    88   $   ---        88
                                        --------    -------   -------
                                        --------    -------   -------
Net unrealized losses--trading                                              (65)
                                                                        -------
Total                                                                   $    23
                                                                        -------
                                                                        -------

During the nine months ended September 30, 1995, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                     GROSS    GROSS      NET
                                         PROCEEDS   REALIZED REALIZED    GAIN
                                        FROM SALES   GAINS    LOSSES    (LOSS)
                                        ----------  -------- --------   -------
                                                  (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE
U.S. Government and agency bonds        $ 27,994  $   ---   $ 1,223   $(1,223)
Other bonds and notes                     17,583      ---       555      (555)
                                        --------  -------   -------   -------
Total debt securities                     45,577      ---     1,778    (1,778)

Marketable equities                        5,814      335         1       334
                                        --------  -------   -------   -------
Total available-for-sale                  51,391      335     1,779    (1,444)

TRADING
Realized gains                             2,852      272        24       248
                                        --------  -------   -------   -------
Total realized                          $ 54,243  $   607   $ 1,803    (1,196)
                                        --------  -------   -------
                                        --------  -------   -------
Net unrealized gains--trading                                             161
                                                                      -------
Total                                                                 $(1,035)
                                                                      -------
                                                                      -------

During the nine months ended September 30, 1994, proceeds and realized gains (losses) from sales of Available-for-sale and Trading securities and unrealized gains (losses) on securities classified as trading were as follows:


                                                     GROSS    GROSS      NET
                                         PROCEEDS   REALIZED REALIZED    GAIN
                                        FROM SALES   GAINS    LOSSES    (LOSS)
                                        ----------  -------- --------   -------
AVAILABLE-FOR-SALE                                (AMOUNTS IN THOUSANDS)
U.S. Government and agency bonds        $  4,020  $    20   $   ---   $    20
Other bonds and notes                     33,930      455         4       451
                                        --------  -------   -------   -------
Total debt securities                     37,950      475         4       471

Marketable equities                          936      206        46       160
                                        --------  -------   -------   -------
Total available-for-sale                  38,886      681        50       631

TRADING
Realized gains                               772       69        --        69
                                        --------  -------   -------   -------
Total realized                          $ 39,658  $   750   $    50       700
                                        --------  -------   -------
                                        --------  -------   -------
Net unrealized losses--trading                                            (52)
                                                                      -------
Total                                                                 $   648
                                                                      -------
                                                                      -------

At September 30, 1995, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were approximately $7.0 million and $7.0 million, respectively.


NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE

The components of loans in the accompanying Consolidated Statements of Position were as follows:


                                             SEPTEMBER 30,      DECEMBER 31,
                                                 1995               1994
                                             -------------      ------------
                                                  (AMOUNTS IN THOUSANDS)
MORTGAGE
    Residential real estate                   $683,763           $687,582
    Commercial real estate                      26,496             28,731
    Multi-family real estate                    12,789              8,682
    Residential construction                     5,128              2,363
                                              --------           --------
                                               728,176            727,358
                                              --------           --------
CONSUMER
    Home equity lines of credit                 70,910             70,358
    Home equity installment                     22,117             19,267
    Collateral                                   3,529              3,014
    All other                                   16,661              4,783
                                              --------           --------
                                               113,217             97,422
                                              --------           --------
COMMERCIAL
    Commercial                                  18,126             20,199
    Real estate development                      3,476              3,775
                                              --------           --------
                                                21,602             23,974
                                              --------           --------

TOTAL                                          862,995            848,754

Net deferred loan fees, premiums & discounts    (3,498)            (2,524)
Allowances for credit losses                    (6,750)            (6,803)
                                              --------           --------
                                               852,747            839,427
Residential real estate loans held-for-sale        ---            (55,190)
                                              --------           --------
Loans receivable, net                         $852,747           $784,237
                                              --------           --------
                                              --------           --------

Loans are summarized between fixed and adjustable rates as follows:


                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1995                1994
                                             -------------       ------------
                                                  (AMOUNTS IN THOUSANDS)
Fixed rate                                     $218,228            $213,669
Adjustable rate                                 644,767             635,085
                                               --------            --------
Total                                          $862,995            $848,754
                                               --------            --------
                                               --------            --------

The Bank has sold certain mortgage loans and retained the related servicing rights. The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $150,500,000 and $129,300,000 at September 30, 1995 and December 31, 1994, respectively.

Loans outstanding at September 30, 1995 and December 31, 1994 included approximately $14,503,000 and $15,042,000, respectively, of non-performing loans, which were comprised of $11,881,000 in mortgage loans, $1,500,000 in consumer loans and $1,122,000 in commercial loans at September 30, 1995 and $12,186,000 in mortgage loans, $1,280,000 in consumer loans and $1,576,000 in commercial loans at December 31, 1994. The average recorded investment in non-performing loans during the three and nine months ended September 30, 1995 was approximately $14,617,000 and $14,806,000, respectively.

Activity in the allowances for credit losses for the periods indicated were as follows:


                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                        1995     1994       1995        1994
                                      -------  -------    -------    --------
                                              (AMOUNTS IN THOUSANDS)
MORTGAGE LOANS
    Balance at beginning of period    $ 4,261  $ 4,032    $ 4,495    $ 4,605
    Provision for credit losses           625      625      1,625        975
    Loan charge-offs                     (462)    (467)    (1,869)    (1,391)
    Recoveries                             42        2        215          3
                                      -------  -------    -------    -------
    Balance at end of period          $ 4,466  $ 4,192    $ 4,466    $ 4,192
                                      -------  -------    -------    -------
                                      -------  -------    -------    -------
CONSUMER LOANS
    Balance at beginning of period    $ 1,291  $ 1,378    $ 1,266    $ 1,193
    Provision for credit losses           ---      ---        200        600
    Loan charge-offs                      (22)    (121)      (266)      (555)
    Recoveries                             14       25         83         44
                                      -------  -------    -------    -------
    Balance at end of period          $ 1,283  $ 1,282    $ 1,283    $ 1,282
                                      -------  -------    -------    -------
                                      -------  -------    -------    -------
COMMERCIAL LOANS
    Balance at beginning of period    $   999  $ 1,059    $ 1,042    $ 1,181
    Provision for credit losses           ---      ---        ---         50
    Loan charge-offs                      ---      (19)       (48)      (195)
    Recoveries                              2        1          7          5
                                      -------  -------    -------    -------
    Balance at end of period          $ 1,001  $ 1,041    $ 1,001    $ 1,041
                                      -------  -------    -------    -------
                                      -------  -------    -------    -------

TOTAL ALLOWANCE FOR CREDIT LOSSES
    Balance at beginning of period    $ 6,551  $ 6,469    $ 6,803    $ 6,979
    Provision for credit losses           625      625      1,825      1,625
    Loan charge-offs                     (484)    (607)    (2,183)    (2,141)
    Recoveries                             58       28        305         52
                                      -------  -------    -------    -------
    Balance at end of period          $ 6,750  $ 6,515    $ 6,750    $ 6,515
                                      -------  -------    -------    -------
                                      -------  -------    -------    -------

In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At September 30, 1995, the Allowances for credit losses, which totaled approximately $6.8 million, included approximately $1.4 million allocated to the loans acquired in the Burritt transaction.

NOTE 4 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Bank to credit risk which is not included in the accompanying Consolidated Statements of Position.

The Bank's exposure to credit risk is represented by the contractual amount of those instruments and is summarized below:


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1995            1994
                                                   ------------    ------------
                                                      (AMOUNTS IN THOUSANDS)
   Loan Commitments
     Commitments to extend credit                   $ 19,184       $ 10,783
     Commitments to purchase loans                    17,510         24,000
     Unadvanced commercial lines of credit             9,679          8,232
     Unadvanced portion of construction loans          3,014          2,904
     Unused portion of Home Equity Lines of Credit    58,399         59,977
     Other consumer lines of credit                    1,752            994
                                                    --------       --------
   Total                                            $109,568       $106,890
                                                    --------       --------
                                                    --------       --------
   Letters of credit                                $  1,199       $  1,463
                                                    --------       --------
                                                    --------       --------

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

There were no outstanding commitments to purchase or sell securities at September 30, 1995.


NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1995            1994
                                                 ------------    ------------
                                                    (AMOUNTS IN THOUSANDS)
One-to-four family residential                   $ 1,780         $ 1,599
Multi-family                                         ---             510
Commercial real estate                               468             907
Land                                               3,108           3,179
                                                 -------         -------
Total                                               5,356          6,195
Allowance for estimated losses                      (277)           (439)
                                                 -------         -------
Foreclosed assets, net                           $ 5,079         $ 5,756
                                                 -------         -------
                                                 -------         -------

Activity in the allowance for estimated losses on foreclosed assets is as follows:


                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                          1995      1994      1995      1994
                                        -------   -------   -------   -------
                                                  (AMOUNTS IN THOUSANDS)
Balance at beginning of period          $  385    $1,089    $  439    $1,040
Provision charged to expense               300       485     1,200     1,585
Net losses charged to the allowance       (408)     (841)   (1,362)   (1,892)
                                        ------    ------    ------    ------
Balance at end of period                $  277    $  733    $  277    $  733
                                        ------    ------    ------    ------
                                        ------    ------    ------    ------

Losses and expenses related to foreclosed assets are summarized as follows:


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                          1995      1994       1995      1994
                                        -------   -------    -------   -------
                                                  (AMOUNTS IN THOUSANDS)
Provision charged to expense            $  300    $  485     $1,200    $1,585
Gain on sale of real estate                (42)      (38)       (63)      (62)
Holding cost and expenses                  189       291        361       783
Rental income                              (20)      (74)       (98)     (187)
                                        ------    ------     ------    ------
Foreclosed asset expense, net           $  427    $  664     $1,400    $2,119
                                        ------    ------     ------    ------
                                        ------    ------     ------    ------

NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:


                                           SEPTEMBER 30,  DECEMBER 31,
                                               1995           1994
                                           ------------   ------------
                                              (AMOUNTS IN THOUSANDS)
Buildings and land                          $ 7,381       $ 7,266
Leasehold improvements                          747           836
Furniture and equipment                       5,961         5,656
                                            -------       -------
                                             14,089        13,758
Accumulated depreciation and amortization     7,636         6,783
                                            -------       -------
Bank premises and equipment, net            $ 6,453       $ 6,975
                                            -------       -------
                                            -------       -------

Depreciation and amortization included in Non-interest expense aggregated approximately $313,400 and $766,000 for the three and nine months ended September 30, 1995, respectively, and $219,900 and $589,400 for the three and nine months ended September 30, 1994, respectively.

LEASES.
Rent expense for banking premises of $170,800 and $520,600 is included in Occupancy expense for the three and nine months ended September 30, 1995, respectively, and $209,500 and $670,100 for the three and nine months ended September 30, 1994, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 1995 (AMOUNTS IN THOUSANDS):

                    1995                           $  146
                    1996                              560
                    1997                              464
                    1998                              291
                    1999                              145
                    Thereafter                        173
                                                 --------
                    Total future minimum
                    lease payments                 $1,779
                                                 --------
                                                 --------

These leases include options to renew for periods ranging from 3 to 22 years.


NOTE 7 - DEPOSITS

Deposits were comprised of the following:



                                             SEPTEMBER 30,                  DECEMBER 31,
                                 -------------------------------------------------------------
                                                1995                            1994
                                 ---------------------------------   -------------------------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
                                   WEIGHTED                           WEIGHTED
                                    AVERAGE                            AVERAGE
                                 STATED RATES            AMOUNT      STATED RATES    AMOUNT
                                 ------------          ----------    ------------  -----------
Demand                                                 $   31,218                   $   30,918
NOW                              1.75-2.00%(a)             44,186     1.75-2.00%(a)     49,097
Regular and club savings            2.00                  189,971        2.00          213,574
Money market deposit accounts       5.74                  206,231        5.10          205,239
Time accounts                       5.65                  573,517        4.72          528,918
                                                       ----------                   ----------
Total deposits                                         $1,045,123                   $1,027,746
                                                       ----------                   ----------
                                                       ----------                   ----------

     (a) RANGES INDICATE TIERS

Time accounts at September 30, 1995 mature as follows:


                                           WEIGHTED AVERAGE
                         MATURITY            STATED RATE          AMOUNT
                         --------          ---------------      ----------
                                           (DOLLAR AMOUNTS IN THOUSANDS)
                         One year or less       5.45%            $381,575
                         One to two years       6.11%             109,421
                         Two to three years     5.75%              28,401
                         Beyond                 6.06%              54,120
                                                                 --------
                         Total                  5.65%            $573,517
                                                                 --------
                                                                 --------

Time deposit accounts of $100,000 or more approximated $35,950,000 at September 30, 1995. Of that amount, approximately $14,216,000 mature in six months or less, $6,876,000 mature after six months to one year, and $14,858,000 mature after one year.

Interest expense on deposits is summarized as follows:


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                           1995     1994        1995     1994
                                           ----     ----        ----     ----
                                                  (AMOUNTS IN THOUSANDS)
NOW                                     $   223   $   235    $   676   $   693
Regular and club savings                    977     2,180      2,989     5,544
Money market deposits                     2,891     1,139      8,401     3,390
Time savings                              7,924     5,635     21,851    16,512
Escrow                                       34        29        136       120
                                        -------   -------    -------   -------
Total interest expense on deposits      $12,049   $ 9,218    $34,053   $26,259
                                        -------   -------    -------   -------
                                        -------   -------    -------   -------

NOTE 8 - BORROWED FUNDS

Terms of the advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:


                                              SEPTEMBER 30,                DECEMBER 31,
MATURITY/REPRICE DATE                             1995                        1994
                                        -----------------------   -------------------------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)

                                                 WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                         BALANCE INTEREST RATE     BALANCE INTEREST RATE
                                        -------- --------------   -------- ----------------
       1995                             $      2      ---         $  1,482       ---
       1995                               34,350     5.64           58,703      6.02
       1996                               32,050     5.08           27,050      4.95
       1997                               19,190     5.55           19,190      5.55
       1998                                1,600     5.48            1,600      5.48
       1999                                2,200     8.60            2,200      8.60
       2000                                  920     9.16              920      9.16
                                        --------                  --------
       Total advances from the FHLBB    $ 90,312                  $111,145
                                        --------                  --------
                                        --------                  --------

The Bank has a cash management line of credit from the FHLBB in the amount of $10,672,000 at September 30, 1995. At September 30, 1995 and December 31, 1994,
the Bank had book overdrafts of $2,000 and $1,482,000, respectively, which are included in advances from the FHLBB.

At September 30, 1995, the Bank had reverse repurchase agreements outstanding totaling $13.3 million at a rate of 5.83%. There were no reverse repurchase agreements outstanding at December 31, 1995.

The Company had a $3.0 million line of credit (Note 18) which was subsequently paid off in June 1994.

Interest expense on borrowed funds is summarized as follows:



                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                             1995    1994      1995     1994
                                             ----    ----      ----     ----
                                                    (AMOUNTS IN THOUSANDS)
FHLBB advances                              $1,028  $1,793    $3,232   $5,151
Line of credit                                 ---     ---       ---       43
Repurchase agreements & other borrowings       433     ---       620      ---
                                            ------  ------    ------   ------
Total expense on borrowed funds             $1,461  $1,793    $3,852   $5,194
                                            ------  ------    ------   ------
                                            ------  ------    ------   ------

Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at September 30, 1995 and December 31, 1994.

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

The components of the net pension expense reflected in Employee benefits expense were as follows:


                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                1995         1994       1995        1994
                                               ------       ------     ------      ------
                                                           (AMOUNTS IN THOUSANDS)
Service cost-benefits earned during the period   $ 87        $100        $261        $300
Interest cost on projected benefit obligation      95          76         285         228
Expected return on plan assets                   (100)        (97)       (300)       (292)
Net amortization and deferral                      (2)         (2)         (6)         (7)
                                                 ----        ----        ----        ----
Net pension expense                              $ 80        $ 77        $240        $229
                                                 ----        ----        ----        ----
                                                 ----        ----        ----        ----

Assumptions used in the accounting were:

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------
                                                  1995           1994
                                                  ----           ----
Discount/settlement rates                         8.50%          7.00%
Rates of increase in compensation levels          5.00%          5.00%
Expected long-term rate of return on assets       9.50%          9.50%

The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:


                                                          DECEMBER 31, 1994
                                                          -----------------
                                                          (AMOUNTS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation - vested                        $(3,306)
  Accumulated benefit obligation - nonvested                         (72)
                                                                 --------
     Total accumulated benefit obligation                         (3,378)
Effect of projected future compensation levels                    (1,174)
                                                                 --------
Projected benefit obligation ("PBO") for service
  rendered to date                                                (4,552)
Plan assets, at fair value *                                       4,095
                                                                 -------
PBO in excess of plan assets                                        (457)
Unrecognized net asset existing at January 1, 1987
  being recognized over approximately 18 years                       (93)
Unrecognized prior service cost                                      (72)
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions            556
                                                                 --------
Accrued pension cost included in Other liabilities               $   (66)
                                                                 --------
                                                                 --------

     * THE PLAN'S ASSETS ARE ALLOCATED AMONG EQUITY SECURITIES AND VARIOUS SHORT AND INTERMEDIATE TERM BOND FUNDS.

B. DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. As of May 1990, this plan was discontinued as to deferrals of additional fees. The deferred compensation expense for the three months and nine months ended September 30, 1995 was $25,200 and $75,400, respectively, and $24,000 and $72,100, respectively, for the three and nine months ended September 30, 1994. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the three and nine months ended September 30, 1995 and 1994, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

In September 1995, both the Bank and the Company adopted a deferred compensation plan for non-employee directors. Under the plan, non-employee directors may elect to defer the payment of all or any portion of their Board or Committee fees, with deferred amounts to be payable commencing upon the director's death, disability or termination of service for reason other than death or disability. Deferred amounts bear interest at a rate equal to the one year U.S. Treasury rate, plus 50 basis points, adjusted monthly.

C. THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 out of net income to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three and nine months ended September 30, 1995 was $18,100 and $58,500, respectively, and $21,000 and $63,300, respectively, for the three and nine months ended September 30, 1994.

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

The following table sets forth the accumulated postretirement benefit obligation ("APBO") reconciled to the accrued postretirement benefit cost included in the Company's Consolidated Statements of Position:


                                                           DECEMBER 31, 1994
                                                           -----------------
                                                           (AMOUNTS IN THOUSANDS)
Accumulated Postretirement Benefit Obligation
  Retirees                                                          $  (488)
  Fully eligible active plan participants                              (180)
  Other active plan participants                                     (1,561)
                                                                    --------
      Total APBO                                                     (2,229)
Unrecognized transition obligation                                    1,917
Unrecognized net gains from past experience different from that
  assumed and effects of changes in assumptions                        (920)
                                                                    --------
Accrued postretirement benefit cost
  included in Other liabilities                                     $(1,232)
                                                                    --------
                                                                    --------

The APBO includes approximately $1,759,000 attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits expense included the following components:


                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                    1995         1994      1995       1994
                                                                   ------       ------    ------     ------
                                                                       (AMOUNTS IN THOUSANDS)
Service cost-benefits attributable to service during the period     $ 53         $ 70      $159       $210
Interest cost on APBO                                                 47           42       141        126
Amortization of transition obligation                                 17           25        51         76
                                                                    ----         ----      ----       ----
Net periodic postretirement benefit cost                            $117         $137      $351       $412
                                                                    ----         ----      ----       ----
                                                                    ----         ----      ----       ----

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


NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                       1995      1994       1995     1994
                                      ------    ------     ------   ------
                                                (AMOUNTS IN THOUSANDS)
Current income tax provision
       Federal                        $1,102    $  751     $2,720   $2,331
       State                             406       271        998      849
                                      ------    ------     ------   ------
Total current                          1,508     1,022      3,718    3,180
                                      ------    ------     ------   ------
Deferred income tax provision
       Federal                           (57)      (41)       (99)    (172)
       State                             (22)      (15)       (38)     (65)
                                      ------    ------     ------   ------
Total deferred                           (79)      (56)      (137)    (237)
                                      ------    ------     ------   ------
Total provision for income taxes      $1,429    $  966     $3,581   $2,943
                                      ------    ------     ------   ------
                                      ------    ------     ------   ------

The Company's effective income tax rate differed from the Federal statutory tax rate as follows:


                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                 -----------------------------------  --------------------------------
                                        1995              1994              1995              1994
                                 ----------------  -----------------  ---------------    -------------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
                                 Amount          %  Amount        %    Amount      %     Amount     %
                                 ------        ---- ------      ----   ------    ----    ------   ----
Tax at statutory Federal rate    $1,183      34.0%  $  812      34.0%  $3,016    34.0%   $2,483   34.0%
State tax*                          254       7.3      169       7.1      633     7.1       518    7.1
Dividend income exclusion           (10)     (0.3)     (15)     (0.6)     (73)   (0.8)      (61)  (0.8)
Other                                 2       0.1       --        --        5     0.1         3     --
                                 -------     -----  -------     -----  -------   -----   -------  -----
Effective rate on operations     $1,429      41.1%  $  966      40.5%  $3,581    40.4%   $2,943   40.3%
                                 -------     -----  -------     -----  -------   -----   -------  ------
                                 -------     -----  -------     -----  -------   -----   -------  ------

* NET OF FEDERAL TAX BENEFIT

The components of the net deferred income tax asset are as follows:


                                         SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                         ------------------    -----------------
                                                    (AMOUNTS IN THOUSANDS)
Deferred income tax liability:
     Federal                                 $  371                $  273
     State                                      141                   104
                                             ------                ------
                                                512                   377
                                             ------                ------
Deferred income tax asset:
    Federal                                   2,874                 5,549
    State                                     1,098                 2,121
                                             ------                ------
                                              3,972                 7,670
                                             ------                ------
Net deferred income tax asset                $3,460                $7,293
                                             ------                ------
                                             ------                ------

The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:


                                        September 30, 1995   December 31, 1994
                                        ------------------   -----------------
                                               (AMOUNTS IN THOUSANDS)
Allowances for losses                         $2,045           $2,023
Depreciation                                     (62)             (62)
Deferred loan fees                              (156)             (59)
Deferred compensation                            235              215
Loan expense                                     302              291
Employee benefits                                669              539
Trading loss                                      (5)              62
Intangible asset                                 432              314
                                              ------           ------
                                               3,460            3,323
Unrealized losses (gains)                       (106)           3,970
                                              ------           ------
Net deferred income tax asset                 $3,354           $7,293
                                              ------           ------
                                              ------           ------

A summary of the change in the net deferred income tax asset for the nine months ended September 30, 1995 and 1994 is as follows (AMOUNTS IN THOUSANDS):

Net deferred income tax asset at December 31, 1994       $7,293
Deferred tax provision:
Income and expense                                          137
Unrealized losses                                        (4,076)
                                                         -------
Net deferred income tax asset at September 30, 1995      $3,354
                                                         -------
                                                         -------

Deferred tax income asset at December 31, 1993           $2,055
Deferred tax provision:
Income and expense                                          237
Unrealized gains                                          3,015
                                                         -------
Net deferred tax asset at September 30, 1994             $5,307
                                                         -------
                                                         -------


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

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:


                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
Outstanding at beginning of period                      227,549
Granted                                                 129,450
Exercised (a)                                           (19,634)
Cancelled                                                   ---
                                                        --------
Outstanding at end of period                            337,365
                                                        --------
                                                        --------

(a) INCLUDES SARS

As of September 30, 1995, 337,365 options were exercisable at prices ranging from $9.50 to $27.62.

At September 30, 1995, there were 337,365 options in the Plans that remained outstanding. Through September 30, 1995, 147,552 options have been exercised and 100,503 options were available for grant.

During the nine months ended September 30, 1995, 19,634 SARS were exercised which resulted in payments to employees aggregating $177,900. These amounts are included in Salary and wage expense for 1995.

NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed statements of position for DS Bancor, Inc. were as follows:


                                            SEPTEMBER 30,    DECEMBER 31,
                                                1995            1994
                                            -----------      ----------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS

Cash in subsidiary bank                       $     776     $     860
Investment in bank subsidiary, at equity         77,050        65,985
Other assets                                        340           303
                                              ---------     ---------
TOTAL ASSETS                                    $78,166       $67,148
                                              ---------     ---------
                                              ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities                               $    15       $    11
                                                -------       -------
        Total Liabilities                            15            11
                                                -------       -------
STOCKHOLDERS' EQUITY
Common Stock                                      3,222         3,085
Additional paid-in capital                       41,075        37,780
Retained earnings                                38,367        30,785
Less: Treasury stock, at cost (339,500 shares)   (4,513)       (4,513)
                                                -------       -------
        Total Stockholders' Equity               78,151        67,137
                                                -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $78,166       $67,148
                                                -------       -------
                                                -------       -------

The condensed statements of earnings were as follows:



                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                         1995         1994         1995         1994
                                        ------       ------       ------       ------
                                           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income:
   Dividends from subsidiary            $  ---       $  ---       $  ---        $  567
   Other income                              8          ---           34          ---
                                        -------      -------      -------       ------
Total income                                 8          ---           34          567
                                        -------      -------      -------      -------
Expense:
   Interest expense                        ---           18          ---           43
   Other expense                            34           88          123          147
                                        -------      -------      -------      -------
Total expense                               34          106          123          190
                                        -------      -------      -------      -------
Income before income tax and change
   in equity of subsidiary                  (26)       (106)         (89)         377
Income tax benefit                          (11)        (44)         (37)         (79)
                                        -------      -------      -------      -------
Income before change in equity of
 subsidiary                                 (15)         (62)        (52)         456
Change in equity of subsidiary            2,064        1,511       5,341        2,485
                                        -------      -------      -------      -------

Net income                               $2,049       $1,449      $5,289        $2,941
                                        -------      -------      -------       ------
                                        -------      -------      -------       ------

Weighted average shares outstanding
  Primary                            3,098,661   3,093,330  3,089,860  3,067,207
  Fully Diluted                      3,098,861   3,094,535  3,096,266  3,070,114

Earnings per share
  Primary                               $ 0.66      $ 0.46     $ 1.71     $ 1.42
  Fully diluted                         $ 0.66      $ 0.46     $ 1.71     $ 1.42


The condensed changes in the components of Stockholders' Equity for the nine months ended September 30, 1995 and 1994 were as follows:



                                                          ADDITIONAL
                                                 COMMON     PAID-IN   RETAINED  TREASURY
                                                  STOCK     CAPITAL   EARNINGS   STOCK
                                                 ------    ---------  --------  --------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Balance - December 31, 1993                       $2,991   $36,007   $31,955    $(4,513)
Net income                                                             4,362
Stock options exercised
      (93,455 shares)(Note 12)                        94     1,773
Adjustment for unrealized gains (losses), net                         (4,235)
                                                 -------   -------   -------    --------
Balance - September 30, 1994                      $3,085   $37,780   $32,082    $(4,513)
                                                  ------   -------   -------    -------
                                                  ------   -------   -------    -------


Balance - December 31, 1994                       $3,085   $37,780   $30,785    $(4,513)
Net income                                                             5,289
Stock dividend declared on common stock              137     3,283    (3,420)
Shares issued for fractional interest                           12
Cash in lieu of fractional shares                                        (12)
Adjustment for unrealized losses, net                                  5,725
                                                 -------   -------   -------    -------
Balance - September 30, 1995                      $3,222   $41,075   $38,367    $(4,513)
                                                 -------   -------   -------    -------
                                                 -------   -------   -------    -------

The condensed statements of cash flows were as follows:


                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------
                                                        1995         1994
                                                        ----         ----
                                                    (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
       Dividends received from subsidiary               $ ---       $  567
       Other income                                       ---           80
       Tax benefit received from subsidiary               ---           28
       Interest paid                                      ---          (68)
       Interest on deposit account                         34          ---
       Cash paid to suppliers                            (118)        (185)
                                                        -----        -----
          Net cash provided from operating activities     (84)         422
                                                        -----        -----
Cash flows from financing activities:
       Payment on notes payable--Bank                     ---       (1,450)
       Dividends paid to stockholders                     (12)         ---
       Issuance of common stock                            12        1,867
                                                        -----        -----
         Net cash applied to financing activities         ---         (417)
                                                        -----        -----
Net increase (decrease) in cash                           (84)         839
Cash at beginning of period                               860           85
                                                        -----        -----
Cash at end of period                                   $ 776        $ 924
                                                        -----        -----
                                                        -----        -----

A reconciliation of net earnings to cash provided by operating activities was as follows:


                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------
                                                             1995           1994
                                                             ----           ----
                                                            (AMOUNTS IN THOUSANDS)
Net Income                                                  $5,289         $4,362
Items not resulting in cash flow:
       Equity in undistributed earnings of subsidiary       (5,341)        (3,914)
       Decrease (increase) in income tax
          benefits receivable                                  (37)            (5)
       Increase in accrued expenses                              5            (21)
                                                            ------         ------
Net cash flow from operating activities                     $ ( 84)        $  422
                                                            ------         ------
                                                            ------         ------

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

Of a $6.2 million premium paid by the Bank to the FDIC for the assumption of deposits and other customer service liabilities, the Bank recorded approximately $5.0 million as a core deposit intangible which is included in Other assets, net of amortization, and totaled $3.0 million at September 30, 1995 (Note 1).

In connection with the transaction, Derby acquired an option to acquire or lease Burritt's thirteen banking offices and related equipment. The Bank exercised its option with respect to eleven of such banking offices. Derby did not exercise its option with respect to two Burritt banking offices which were closed by the FDIC and not opened by Derby. Three of Burritt's offices were owned and in 1993, the Bank purchased two of these offices and entered into a short-term rental agreement with the FDIC for the third. In June 1994, the Bank relocated the operations of the former main office of Burritt, which the Bank had been renting from the FDIC. Of the remaining eight banking offices which had been leased by Burritt, one had been assumed by the Bank. Through September 30, 1994, the Bank entered into leases on five of the seven locations formerly leased by Burritt and is renegotiating the terms of one of the remaining locations. The Bank closed one of the acquired former branch offices of Burritt in January 1994.


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

In August 1995, the Federal Deposit Insurance Corporation ("FDIC") and the Connecticut Banking Commissioner terminated the Memorandum of Understanding (the "Memorandum") entered into by Derby Savings Bank (the "Bank") in April 1992.
The Memorandum, as amended, required that the Bank achieve a tier 1 capital to total assets ratio of at least 5.75% by June 30, 1995. Additionally, the Memorandum limited the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

By June 30, 1995, the Bank had achieved a tier 1 capital to total assets ratio of 5.9%, which led to the termination of the Memorandum by the FDIC and the Connecticut Banking Commissioner. At September 30, 1995, this ratio stood at 6.0%. In connection with the termination of the Memorandum, the Bank's Board of Directors has adopted a policy that permit the payment of cash dividends by the Bank to the Company of up to 10% of the Bank's net income.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             FOR THE QUARTER             FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                         -----------------------      ------------------------
                                                           1995           1994           1995           1994
                                                         --------       --------      ---------       --------
OPERATING DATA:                                                                (UNAUDITED)

 Interest income                                          $22,059        $19,794        $63,919        $56,868
 Interest expense                                          13,486         10,985         37,785         31,391
                                                         --------       --------       --------       --------

 Net interest income                                        8,573          8,809         26,134         25,477
 Provision for credit losses                                  625            625          1,825          1,625
                                                         --------       --------       --------       --------

 Net interest income after provision for credit losses      7,948          8,184         24,309         23,852
 Non-interest income                                          944            683          2,349          2,556
 Non-interest expense                                       5,414          6,480         17,788         19,103
                                                         --------       --------       --------       --------

 Income before income taxes                                 3,478          2,387          8,870          7,305
 Provision for income taxes                                 1,429            966          3,581          2,943
                                                         --------       --------       --------       --------

 NET INCOME                                                $2,049         $1,421         $5,289         $4,362
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------


EARNINGS PER SHARE
 Primary                                                    $0.66          $0.46          $1.71          $1.42
 Fully diluted                                              $0.66          $0.46          $1.71          $1.42

STATISTICAL DATA:
 Net interest rate spread (a)                               2.55%          2.76%          2.69%          2.73%
 Net yield on average interest-earning assets (a)           2.87%          2.96%          2.98%          2.90%
 Return on average assets (a)                               0.67%          0.46%          0.59%          0.48%
 Return on average stockholders' equity (a)                10.49%          8.13%          9.40%          8.52%
 Average stockholders' equity to average assets             6.38%          5.70%          6.23%          5.58%

MARKET PRICES OF COMMON STOCK:
 High                                                      $29.13         $30.50         $29.13         $33.75
 Low                                                       $25.25         $25.75         $21.75         $21.25
 At September 30                                           $26.50         $26.50         $26.50         $26.50


FINANCIAL CONDITION AND OTHER DATA AT:                                SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                                         1995            1994           1994
                                                                      -------------  ------------  -------------
                                                                      (UNAUDITED)
 Total assets                                                         $1,237,523     $1,222,690     $1,232,930
 Loan portfolio, net                                                     852,747        839,427        829,892
 Securities portfolio                                                    329,216        322,146        336,282
 Deposits                                                              1,045,123      1,027,746      1,015,032
 Federal Home Loan Bank of Boston advances                                90,312        111,145        138,867
 Other borrowings                                                         13,260             --             --
 Stockholders' equity                                                     78,151         67,137          68,43
 Book value per share                                                      25.82          22.19          22.61

 Leverage ratio                                                            6.06%          5.63%          5.49%
 Tier I capital to risk-weighted assets                                   10.96%         10.38%          9.92%
 Total capital to risk-weighted assets                                    11.95%         11.41%         10.88%

 Non-performing loans                                                     14,503         15,042          9,094
 Foreclosed & in-substance foreclosed assets                               5,079          5,756         11,686
                                                                      ----------     ----------    -----------

  Total non-performing assets                                             19,582         20,798         20,780

 Restructured loans                                                        4,385          4,213          3,850

 Allowance for credit losses                                               6,750          6,803          6,515
 Allowance as a percentage of non-performing loans                         46.5%          45.2%          71.6%

_________________________________________________
(a) Annualized.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                       COMPARISON OF RESULTS OF OPERATION
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


     GENERAL. Net income for the third quarter ended September 30, 1995 totaled $2,049,000 or $.66 per share (fully diluted) compared to net income of $1,421,000 or $.46 per share (fully diluted) for the comparable period in 1994. Net income for the three months ended September 30, 1995 represented an annualized return on average assets of .67% compared to .46% for the comparable 1994 period. Net interest income, the primary component of the Company's earnings, decreased $236,000 or 2.7% from $8.8 million for the third quarter of 1994 to $8.6 million for the current quarter. The provision for credit losses for the current quarter was unchanged at $625,000 compared to the year earlier period. Non-interest income increased to $944,000 for the quarter ended September 30, 1995 from $683,000 for the comparable period in 1994, primarily as the result of an increase in net gains on the sale of securities.

     Non-interest expense declined by $1.1 million or 16.5% for the three months ended September 30, 1995 to $5.4 million, compared to $6.5 million for the comparable 1994 period. The decline in operating expense is primarily attributable to a reduction in foreclosed asset expense and a reduction in deposit insurance expense. During the current quarter, the Federal Deposit Insurance Corporation ("FDIC") announced that the Bank Insurance Fund ("BIF") was fully capitalized as of May 31, 1995. As a result, the FDIC refunded insurance premium overpayments and interest to member banks for the period from June 1, 1995 through September 30, 1995. Additionally, the FDIC, effective June 1, 1995, reduced the deposit insurance premiums paid by most BIF member banks. The refund received by the Bank during the current quarter totaled $653,000, which increased the Company's net income by $385,000 or $.12 per share (fully diluted).

     INTEREST INCOME. Interest and fee income from loans and income on the securities portfolio increased $2.3 million or 11.4% during the three months ended September 30, 1995, compared to the corresponding period in 1994. This increase in interest income was essentially due to an increase in interest-earning assets and an increase in the annualized yield on interest-earning assets. The increase in average interest-earning assets was primarily within the loan portfolio. Average loans outstanding increased $9.8 million or 1.2% while the average of all other interest-earning assets decreased $4.3 million or 1.2%. The average yield on interest-earning assets increased 73 basis points (100 basis points equals 1%) from 6.66% during the third quarter of 1994 to 7.39% during the current period. The increase in the average yield on interest-earning assets, in large part, reflects the upward repricing of interest rate sensitive assets included within the loan and securities portfolios of the Bank.

     INTEREST EXPENSE. Interest expense increased $2.5 million or 22.8% during the three months ended September 30, 1995, compared to the corresponding period in 1994. Average interest-bearing liabilities declined by $13.1 million or 1.2% between September 30, 1995 and September 30, 1994. The decrease in average interest-bearing liabilities was the net result of an increase in deposits of $13.7 million or 1.4% and a decrease in borrowings of $26.9 million or 20.1% between the two periods. The average cost of funds increased from 3.90% during the quarter ended September 30, 1994 to 4.84% for the current quarter. This increase reflects the general increase in the level of short-term interest rates between the two periods and a shift in deposits from regular savings to term certificates of deposit.

     NET INTEREST INCOME. Net interest income, as a result of a $2.3 million increase in interest income and a $2.5 million increase in interest expense, decreased $236,000 or 2.7% from $8.8 million for the quarter ended September 30, 1994 to $8.6 million for the current 1995 quarter. The net interest rate spread decreased 21 basis point from 2.76% during the third quarter of 1994 to 2.55% during the corresponding period in 1995.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.



                                                    Three Months Ended September 30,
                                                   --------------------------------
                                                  1995                            1994
                                                  ----                            ----
                                                      (DOLLAR AMOUNTS IN THOUSANDS)

                                     Average               Yield/    Average                Yield/
                                     Balance   Interest    Rate      Balance     Interest    Rate
                                   ----------  --------   ------     --------    --------   ------
Interest-earning assets:
  Loans                            $  841,579     16,606    7.89%    $  831,826   $14,426   6.94%
  Taxable investment securities       331,803      5,122     6.17       348,409     5,187    5.96
  Federal funds                        11,522        164     5.69           149         2    5.37
  FHLBB stock                           9,793        167     6.82         8,899       179    8.05
                                  -----------    -------              ---------   -------
Total interest-earning assets      $1,194,697     22,059     7.39    $1,189,283    19,794    6.66
                                   ----------    -------   ------    ----------   -------  ------
                                   ----------                        ----------
Interest-bearing liabilities:
  Deposits                         $1,010,515     12,025     4.76    $  996,787     9,192    3.69
  Borrowed funds                      104,296      1,461     5.60       131,169     1,793    5.47
                                  -----------    -------            -----------   -------  ------
Total interest-bearing
  liabilities                      $1,114,811     13,486     4.84    $1,127,956    10,985    3.90
                                   ----------    -------   ------    ----------   -------  ------
                                   ----------                        ----------
Net interest income                              $ 8,573                          $ 8,809
                                                 -------                          -------
                                                 -------                          -------

Net interest rate spread                                    2.55%                           2.76%
                                                            -----                           -----
                                                            -----                           -----

Net yield on average interest-earning assets                2.87%                           2.96%
                                                            -----                           -----
                                                            -----                           -----

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


                                       Three Months Ended September 30,
                                       --------------------------------
                                           1995 Compared to 1994
                                           ---------------------
                                        Volume      Rate          Net
                                        ------     ------        -----
                                            (AMOUNTS IN THOUSANDS)
Interest earned on:
    Loans                               $  171      $ 2,009      $ 2,180
    Taxable investment securities         (252)         187          (65)
    Federal funds                          162           --          162
    FHLBB stock                             17          (29)         (12)
                                        ------      -------      -------
         Interest income                    98        2,167        2,265
                                        ------      -------      -------

Interest paid on:
    Deposits                               128        2,705        2,833
    Borrowed funds                        (375)          43         (332)
                                        ------       ------       ------
         Interest expense                 (247)       2,748        2,501
                                        ------      -------       ------
Net interest income                     $  345      $  (581)      $ (236)
                                        ------      -------       ------
                                        ------      -------       ------

    PROVISION FOR CREDIT LOSSES. The Bank provided $625,000 for credit losses for both the current quarter and for the comparable 1994 period. In addition to the provision for credit losses, the Bank also provided $300,000 for estimated losses on foreclosed assets during the current quarter compared to $485,000 during the year earlier period, which is included in foreclosed asset expense (See "Non-Interest Expense"). At the end of the current quarter, the Company's allowance for credit losses totaled $6.7 million, representing 46.5% of non-preforming loans. The allowance for credit losses includes $1.4 million allocated to loans acquired in the Burritt transaction (see notes to Consolidated Financial Statements).

    NON-INTEREST INCOME. Non-interest income increased $261,000 from $683,000 during the quarter ended September 30, 1994 to $944,000 during the current period. The increase primarily resulted from net realized securities gains of $312,000 during the current quarter compared to $23,000 during the same period in 1994. Service charges and other income of $633,000 and net loss on sale of loans of $1,000 for the three months ended September 30, 1995 both represented a $14,000 decline compared to the third quarter 1994.

    NON-INTEREST EXPENSE. Non-interest expense decreased $1.1 million or 16.5% from $6.5 million during the third quarter of 1994 to $5.4 million during the current period. As mentioned previously, the FDIC refunded $653,000 in insurance premium overpayments to the Bank and reduced the deposit insurance assessment effective June 1, 1995. As a result, the FDIC deposit insurance premium for the three months ended September 30, 1995 declined to $17,000 from $659,000 for the comparable 1994 period.

    Foreclosed asset expense totaled $427,000 during the current quarter representing a 35.7% decline compared to the $664,000 in foreclosed asset expense during the comparable 1994 period. Included in the current quarter foreclosed asset expense is a $300,000 provision for estimated losses on foreclosed assets compared to a $485,000 provision for the same period in 1994. (See Note 5 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

    Salaries and employee benefits, the largest component of the Company's cost of operations at $1.9 million, remained essentially unchanged between the third quarters of 1995 and 1994.

    The Bank, as required by the Statement of Financial Accounting Standards No. 91, defers costs resulting from the origination of loans, which are amortized as an adjustment to yield over the contractual term of the related loans. These deferred costs, which are primarily comprised of salaries, employee benefits, and other loan expenses, totaled $247,000 during the current quarter compared to $272,000 during the year earlier period.

    NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, increased by 43 basis points from (1.89%) during the quarter ended September 30, 1994 to (1.46%) during the current 1995 period. Non-interest income as a percentage of average assets (annualized) increased from .22% to .31% for the quarters ended September 30, 1994 and 1995, respectively. Non-interest expense as a percentage of average assets (annualized) decreased 34 basis points from 2.11% during the quarter ended September 30, 1994 to 1.77% during the current quarter.


                    NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS

                                   Three Months Ended September 30,
                                   --------------------------------
                                    1995                  1994
                                    ----                  ----
Non-interest income                   .31                  .22
                                    ------               ------
Non-interest expense
            Foreclosed asset          .14                  .22
            FDIC insurance            .01                  .21
            Other                    1.62                 1.68
                                    ------               ------
Total non-interest expense           1.77                 2.11
                                    ------               ------
Net non-interest margin             (1.46)               (1.89)
                                    ------               ------
                                    ------               ------

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1.4 million, reflecting a 41.1% effective income tax rate compared to $966,000 or an effective income tax rate of 40.5% for the comparable year earlier period.

                       COMPARISON OF RESULTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


     GENERAL. Net income for the nine months ended September 30, 1995 totaled $5,289,000 or $1.71 per share (fully diluted) compared to net income of $4,362,000 or $1.42 per share (fully diluted) for the same 1994 period. Net income for the 1995 nine month period includes an FDIC refund to the Bank of deposit insurance premium overpayment $653,000 during the third quarter. This increased the Company's net income by $385,000 or $.12 per share (fully diluted).

     Net income for the current period reflects an increase of $927,000 or 21.3% compared to net income for the comparable 1994 period. For the current period, compared to the year earlier period, net interest income increased $657,000 or 2.6% and non-interest expense declined $1.3 million or 6.9%. These improvements were partially offset by a $207,000 or 8.1% decrease in non-interest income and an increase in the provision for credit losses of $200,000 in the nine months ended September 30, 1995 compared to the similar 1994 period.

     INTEREST INCOME. Interest and fee income from loans and interest on the securities portfolio increased $7.1 million or 12.4% from $56.9 million for the first nine months of 1994 to $63.9 million for the first nine months of 1995. This increase in interest income was due to an increase in the average effective yield on interest-earning assets, which was partially offset by a decline in interest-earning assets.

     Average interest-earning assets decreased $1.6 million or .1% during the current period compared to the year earlier period. Average loans outstanding increased $26.9 million or 3.3% and the average of all other interest-earning assets declined $28.6 million or 7.9%. The average yield on interest-earning assets increased 81 basis points from 6.47% for the nine months ended September 30, 1994 to 7.28% for the nine months ended September 30, 1995. The increase in the yield on average-earning assets reflects the upward repricing of interest rate sensitive assets included within the loan and securities portfolios of the Bank.

     INTEREST EXPENSE. Interest expense increased $6.4 million or 20.4% from $31.4 million for the first nine months of 1994 to $37.8 million for the comparable nine month period in 1995. This increase was due to an increase in the cost of funds which was partially offset by a decrease in average interest-bearing liabilities outstanding.

     The average interest rate paid on interest-bearing liabilities increased from 3.74% during the first nine months of 1994 to 4.59% during the current 1995 period. The level of short-term interest rates was higher during the current period compared to the year earlier period. Due to the higher level of short-term interest rates and the velocity of repricing, the average cost of deposits rose 98 basis points from 3.51% as of September 30, 1994 to 4.49% for the current period. The cost of borrowed funds increased from 5.51% to 5.63% during the same period.

     Average interest-bearing liabilities decreased $20.9 million or 1.9% between the two nine month periods ending September 30, 1994 and 1995, respectively. The decrease reflects an increase in average retail deposits of $13.6 million or 1.4% and a decrease in average borrowings of $34.5 million or 27.5%.

     NET INTEREST INCOME. Net interest income, as a result of a $7.1 million increase in interest income, and a $6.4 million increase in interest expense, increased $657,000 or 2.6% from $25.5 million for the nine months ended September 30, 1994 to $26.1 million for the same period in 1995. The net interest rate spread decreased 4 basis points from 2.73% during the 1994 period to 2.69% during the corresponding period in 1994.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.


                                                    Nine Months Ended September 30,
                                                   --------------------------------
                                                  1995                            1994
                                                  ----                            ----
                                                      (DOLLAR AMOUNTS IN THOUSANDS)

                                     Average               Yield/    Average                Yield/
                                     Balance   Interest    Rate      Balance     Interest    Rate
                                   ----------  --------   ------     --------    --------   ------
Interest-earning assets:
  Loans                            $  837,501     47,911    7.63%    $  810,555   $41,770    6.87%
  Taxable investment securities       313,392     15,062     6.41       349,627    14,526    5.54
  Federal funds                        10,383        447     5.74         3,520        86    3.26
  FHLBB stock                           9,351        499     7.12         8,548       486    7.58
                                   ----------    -------             ----------   -------
Total interest-earning assets      $1,170,627     63,919     7.28    $1,172,250    56,868    6.47
                                   ----------    -------   ------    ----------   -------  ------
                                   ----------                        ----------
Interest-bearing liabilities:
  Deposits                         $1,007,441     33,933     4.49    $  993,848    26,197    3.51
  Borrowed funds                       91,228      3,852     5.63       125,760     5,194    5.51
                                   ----------    -------            -----------   -------
Total interest-bearing
  liabilities                      $1,098,669     37,785     4.59    $1,119,608    31,391    3.74
                                   ----------    -------   ------    ----------   -------  ------
                                   ----------                        ----------
Net interest income                              $26,134                          $25,477
                                                 -------                          -------
                                                 -------                          -------
Net interest rate spread                                     2.69%                           2.73%
                                                            -----                            -----
                                                            -----                            -----
Net yield on average interest-earning assets                 2.98%                           2.90%
                                                            -----                            -----
                                                            -----                            -----

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

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                            1995 COMPARED TO 1994

                                         Volume       Rate       Net
                                         ------      ------     -----
                                              (AMOUNTS IN THOUSANDS)
Interest earned on:
    Loans                               $ 1,424      $ 4,717    $ 6,141
    Taxable investment securities        (1,599)       2,135        536
    Federal funds                           260          101        361
    FHLBB stock                              44          (31)        13
                                        --------     --------   --------
        Interest income                     129        6,922      7,051
                                        --------     --------   --------
Interest paid on:
    Deposits                                363        7,373       7,736
    Borrowed funds                       (1,456)         114      (1,342)
                                        --------     -------    --------
        Interest expense                 (1,093)       7,487      6,394
                                        --------     -------    --------
Net interest income                     $ 1,222      $  (565)   $   657
                                        --------     --------   --------
                                        --------     --------   --------

     PROVISION FOR CREDIT LOSSES. During the first nine months of 1995, the Company provided $1.8 million for credit losses compared to $1.6 million during the comparable 1994 period. In addition to the provision for credit losses, the Bank also provided $1.2 million for estimated losses on foreclosed assets during the current period compared to $1.6 million during the year earlier period. These foreclosesd asset provisions are included in foreclosed asset expense (see "Non-Interest Expense").

     NON-INTEREST INCOME. Non-Interest income decreased $207,000 or 8.1% from $2.6 million during the first nine months of 1994 to $2.4 million during the comparable 1995 period. Service charges and other income, comprised principally of loan service and deposit related fees, remained essentially unchanged between the two periods at $1.9 million. For the first nine months of 1995, the Bank incurred a net loss on the sale of securities totaling $1.0 million compared to a net gain of $648,000 during the comparable 1994 period. Additionally, the Bank realized a net gain totaling $1.5 million on the sale of loans during the 1995 period compared to a net gain of $92,000 for the same 1994 period. During the first quarter of 1995, the Bank sold various securities totaling $45.6 million, resulting in a loss of $1.8 million, and sold loans totaling $29.5 million, resulting in a gain of $1.5 million.

     NON-INTEREST EXPENSE. Non-Interest expense declined $1.3 million or 6.9% from $19.1 million during the first nine months of 1994 to $17.8 million during the current 1995 period. Salaries and employee benefits, the largest component of the Company's cost of operations, increased $209,000 or 2.7% from $7.7 million during the nine months ended September 30, 1994 to $7.9 million during the current nine month period. Salaries and wages increased $43,000 or .7% between the two periods. Included in salary and wage expense for the first nine months of 1995 is $177,900 in payment to employees resulting in the exercise of 19,634 SARS. Employee benefits increased $166,000 or 9.6% during the current period compared to the year earlier period, reflecting the increased cost of the insurance benefit plan covering hospitalization and group life.

     Foreclosed asset expense totaled $1.4 million during the current period compared to $2.1 million during the comparable 1994 period. Included in the current period foreclosed asset expense is a $1.2 million provision for estimated losses on foreclosed assets compared to a $1.6 million provision for the same period in 1994. (See Note 5 to Consolidated Financial Statements). The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     All other operating expenses, in the aggregate, decreased $805,000 or 8.6% during the current period compared to the nine months ended September 30, 1994. The decrease in the cost of operations was, in large part, due to a $653,000 refund of FDIC deposit insurance in the third quarter of 1995. Additionally, occupancy expenses decreased by $347,000, primarily as the result of termination of lease expenses related to the Burritt transaction (See Note 13 to Consolidated Financial Statements). Furniture and equipment expense increased $194,000 or 25.7% from $755,000 during the first nine months of 1994 to $949,000 in the current period.

     The Bank, as required by the Statement of Financial Accounting Standards No. 91, defers certain direct costs resulting from the origination of loans, which are amortized as an adjustment of yield over the contractual period of the related loans. These deferred costs, which are principally comprised of salaries, employee benefits, and other loan expenses, totaled $582,000 during the current nine month period compared to $1.3 million during the comparable 1994 period.

     NET NON-INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, increased by 9 basis points from (1.80) during the period ended September 30, 1994 to (1.71%) during the current 1995 period. Non-interest income, as a percentage of average assets (annualized), declined from .28% to .26% for the nine month periods ended September 30, 1994 and 1995, respectively. Non-interest expense, as a percentage of average assets (annualized), decreased 11 basis points from 2.08% during the nine month period ended September 30, 1994 to 1.97% during the current period.


                    NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                        AS A PERCENTAGE OF AVERAGE ASSETS

                                     Nine Months Ended September 30,
                                     -------------------------------
                                         1995               1994
                                        -----              -----
Non-interest income                       .26                .28
                                        -----              -----
Non-interest expense
   Foreclosed asset                       .15                .23
   FDIC insurance                         .15                .23
   Other                                 1.67               1.62
                                        -----              -----
Total non-interest expense               1.97               2.08
                                        -----              -----
Net non-interest margin                 (1.71)             (1.80)
                                        ------             ------
                                        ------             ------

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current period totaled $3.6 million, reflecting a 40.4% effective income tax rate, compared to $2.9 million or an effective income tax rate of 40.3% for the comparable 1994 period.


FINANCIAL CONDITION

     The Company's assets totaled $1.24 billion at September 30, 1995, representing a $14.8 million or 1.2% increase from year end 1994. Net loans increased during the first nine months of 1995 by $13.3 million and cash and securities increased by $9.3 million. All other assets, primarily prepaid and deferred income taxes, declined by $7.8 million from year end 1994. During the first quarter 1995, the Bank sold $45.6 million of securities and $29.5 million in mortgage loans. The securities sold were comprised of fixed rate corporate and mortgaged-backed securities, and the mortgage loans sold had fixed and adjustable interest rate features. The proceeds from these transactions have been invested in higher yielding interest rate sensitive loans and securities, and have been used to reduce FHLBB advances.

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

     The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. At September 30, 1995, approximately $859.5 million, representing 69.5% of the Company's assets, were comprised of loans, compared to $846.2 million or 69.2% of total assets at December 31, 1994. The predominant focus of the Bank's lending business has been to provide financing for residential real estate. At September 30, 1995, $679.9 million or 79.1% of the Bank's loans were for the financing of one-to-four family residences. As residential mortgage loan activity declined in reaction to the steady and significant increase in interest rates during 1994 and into 1995, increased emphasis was given to financing the growing needs of the consumer loan market. Major developmental efforts were undertaken to expand the product offerings in the consumer lending area during the latter half of 1994 to help mitigate the expected decline in residential mortgage lending throughout the current year. Loans to consumers increased by $15.8 million or 8.0% to $114.0 million during the first nine months of 1995.

     The Company continued to control the level of non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements--Note 1). At September 30, 1995, non-performing assets totaled $19.6 million, representing 1.6% of total assets, down from the $20.8 million of non-performing assets, or 1.7% of total assets, at year end 1994. At September 30, 1995, foreclosed assets totaled $5.1 million, representing .4% of total assets, compared to $5.8 million or .5% of total assets at year end 1994.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:



                                   September 30, 1995                    December 31, 1994
                   -----------------------------------------  -----------------------------------------
                                               (DOLLAR AMOUNTS IN THOUSANDS)

                                              Allowance for                             Allowance for
                    Non-performing Loans      Credit Losses     Non-performing Loans    Credit Losses
                   ---------------------  ------------------  ---------------------- ------------------
                                                   % of Non-                                   % of Non-
                             % of Loans           Performing             % of Loans           Performing
Loan Type          Balance   Outstanding  Balance    Loans    Balance    Outstanding Balance    Loans
---------          -------   -----------  -------  ---------  -------    ----------- -------  ---------
Mortgage
   1-4 Family      $ 7,892        1.2%                        $ 8,095        1.2%
   Commercial        1,575        6.0                           1,643        5.8
   Multi-family      2,414       19.0                           2,448       28.2
                   -------                                    -------
Total Mortgage      11,881        1.6    $ 4,466      37.6%    12,186        1.7    $ 4,495     36.9%
                   -------                                    -------
Consumer
   HELOC             1,008        1.4                             816        1.2
   All other           492        1.1                             464        1.7
                   -------                                     ------
Total Consumer       1,500        1.3      1,283      85.5      1,280        1.3      1,266      98.9
                   -------                                     ------
Commercial
   Real estate
    development        314        9.0                             788       20.9
   All other           808        4.5                             788        4.0
                   -------                                    -------
Total Commercial     1,122        5.2      1,001      89.2      1,576        6.6      1,042      66.1
                   -------               -------              -------               -------
Total              $14,503        1.7    $ 6,750      46.5    $15,042        1.8    $ 6,803      45.2
                   -------               -------              -------               -------
                   -------               -------              -------               -------

     The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $724.1 million, representing 58.5% of total assets at September 30, 1995 compared to $669.1 million or 54.7% of total assets at year end 1994. Mortgage loans closed during the first nine months of 1995 totaled $30.0 million. In the first nine months of 1994, as a result of a significant rise in refinance activity, the Bank closed $157.4 million in mortgage loans.

     As in prior years, and in part due to the investment of funds resulting from the sale of assets previously discussed, the Bank continued to supplement local loan originations through the purchase of single family adjustable rate mortgage loans. The Bank purchased $63.8 million of these loans during the first nine months of 1995 compared to $12.0 million during the comparable 1994 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

      The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $679.9 million or 79.1% of the Bank's total loan portfolio at September 30, 1995 compared to $684.7 million, representing 80.9% of the total loan portfolio, at year end 1994. The level of non-performing one-to-four family residential loans totaled $7.9 million or 1.2% of the loan portfolio at September 30, 1995 compared to $8.1 million or 1.2% of the portfolio at year end 1994.

     Multi-family housing loans totaled $12.7 million or 1.5% of the total loan portfolio at September 30, 1995 compared to $8.7 million or 1.0% of the total loan portfolio at year end 1994. At September 30, 1995, non-performing loans totaled $2.4 million or 19.1% of this portfolio. At year end 1994, there were $2.5 million or 28.2% of non-performing loans included in this category. Loans to finance commercial real estate totaled $26.8 million or 3.1% of the total loan portfolio at September 30, 1995, of which $1.6 million or 6.0% were non-performing. At year end 1994, this portfolio totaled $28.5 million, representing 3.4% of total loans, of which $1.6 million or 5.8% were non-performing.

     The fourth group of loans included in the Bank's mortgage portfolio were made to finance real estate construction, primarily residential condominiums and single family residences. This portfolio of loans totaled $5.1 million or 0.6% of total loans at September 30, 1995 compared to $2.4 million or .3% of total loans at year end 1994. At September 30, 1995 and at December 31, 1994 there were no non-performing real estate construction loans. Unadvanced construction commitments approximated $2.2 million at September 30, 1995 compared to approximately $1.8 million at December 31, 1994.

     The Company's investment in consumer loans totaled $114.0 million, representing 13.3% of total loans at September 30, 1995, compared to $98.2 million or 11.6% of total loans at year end 1994. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $129.8 million, with $70.9 million in use at September 30, 1995 compared to $130.5 million, with $70.4 million in use at year end 1994. At September 30, 1995, non-performing consumer loans totaled $1.5 million or 1.3% of this portfolio. Home equity lines of credit included in this amount totaled $1.0 million, representing 1.4% of HELOCs outstanding. In comparison, at year end 1994, non-performing consumer loans totaled $1.3 million or 1.3% of the consumer loan portfolio, including $.8 million, representing 1.2% of HELOCs outstanding.

     The Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $21.5 million at September 30, 1995, reflecting a $2.2 million or 9.5% decrease from the $23.7 million invested at year end 1994. At September 30, 1995, $3.5 million or 16.2% of this portfolio was invested in loans for the development of real estate and $18.0 million or 83.8% was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $787,000 at September 30, 1995 and $1.1 million at December 31, 1994. At September 30, 1995, non-performing commercial loans totaled $1.1 million, representing 5.2% of the commercial loan portfolio compared to $1.6 million or 6.6% at year end 1994.

     NON-PERFORMING ASSETS. The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:


                              September 30,                             December 31,
                           --------------------    ------------------------------------------------------
                             1995        1994        1994      1993        1992       1991         1990
                           --------    --------    --------  --------    --------   --------     --------
                                                    (AMOUNTS IN THOUSANDS)
Non-accrual loans:
  Mortgage.............    $11,653     $10,549     $11,000    $12,302    $18,387     $18,984     $18,081
  Consumer.............      1,414       1,279       1,280      1,789      2,082       1,683       1,920
  Commercial...........      1,122       1,715       1,576      3,215      3,901       8,041       3,437
                           --------    --------    --------   --------   --------    --------    -------
Total..................     14,189      13,543      13,856     17,306     24,370      28,708      23,438
                           --------    --------    --------   --------   --------    --------    -------
Accruing loans past due
    90 days:
  Mortgage.............        228         583       1,186      2,317      3,006       4,096       4,730
  Consumer.............         86         148         ---        249          1         151         230
  Commercial...........        ---         ---         ---        ---        ---         ---         ---
                           --------    --------    --------   --------   --------    --------    -------
Total..................        314         731       1,186      2,566      3,007       4,247       4,960
                           --------    --------    --------   --------   --------    --------    -------
Foreclosed assets......      5,355       7,239       6,195      9,379     10,456       7,305       5,893
Valuation allowance....       (277)       (733)       (439)    (1,040)      (438)       (412)        ---
                           --------    --------    --------   --------   --------    --------    -------
Total, net.............      5,078       6,506       5,756      8,339     10,018       6,893       5,893
                           --------    --------    --------   --------   --------    --------    -------
Total non-performing
  assets...............    $19,581     $20,780     $20,798    $28,211    $37,395     $39,848     $34,291
                           --------    --------    --------   --------   --------    --------    -------
                           --------    --------    --------   --------   --------    --------    -------

Restructured loans         $ 4,385     $ 3,158     $ 4,213    $ 2,273    $ 8,262     $ 6,985         ---

                           --------    --------    --------   --------   --------    --------    -------
                           --------    --------    --------   --------   --------    --------    -------


     As detailed in the table above, the level of non-performing loans increased from $14.3 million at year end 1994 to $14.5 million at September 30, 1995. At September 30, 1995, the Bank had $5.4 million in foreclosed assets, consisting of 32 properties, compared to $5.8 million, consisting of 37 properties at year end 1994. During the first nine months of 1995, the Bank reclassified $3.5 million in loans to foreclosed assets.

     During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets.
Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. In the nine month period ended September 30, 1995, the Bank provided $1.2 million to this allowance compared to $1.6 million for the comparable 1994 period. During the current nine month period, the Bank charged $1.4 million in specific write-downs against this allowance compared to $1.9 million during the comparable year earlier period. At September 30, 1995, the allowance for estimated losses on foreclosed assets totaled $277,000 compared to $733,000 at September 30, 1994.

     The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1995 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days remained essentially unchanged at $6.0 million at September 30, 1995, representing .7% of the total loan portfolio compared to $6.1 million or .7% of the total loan portfolio at year end 1994.

     The following table summarizes the Bank's accruing loans past due 60 days:



                              September 30,                             December 31,
                           --------------------    ------------------------------------------------------
                             1995        1994        1994      1993        1992       1991         1990
                           --------    --------    --------  --------    --------   --------     --------
                                                    (AMOUNTS IN THOUSANDS)
Loans past due 60 days:
  Mortgage.............    $ 5,391      $ 6,792     $ 5,014   $ 7,369    $ 8,829      $ 9,072     $ 5,062
  Consumer.............        506          716       1,015       651        815          525         753
  Commercial...........         79          617          62       ---         95          353         870
                          --------       ------      ------    ------     ------       ------      ------
Total..................    $ 5,976      $ 8,125     $ 6,091   $ 8,020    $ 9,739      $ 9,950     $ 6,685
                           -------      -------     -------   -------    -------      -------     -------
                           -------      -------     -------   -------    -------      -------     -------

     The foundation of the Bank's program to reduce the level of non-performing assets is the loan collection and workout process. In addition to the personnel assigned to the collection/workout area, the Bank has an officer responsible for the management and sale of foreclosed assets. This crucial function of the Bank is supported by a standing committee of the Board of Directors, comprised of individuals experienced in the areas of real estate sales and development, which was established to assist and give advice on the management and disposition of troubled assets.

     To the extent that the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 48 properties for an aggregate consideration of $2.8 million through the first three quarters of 1995. During the comparable 1994 period, the Bank sold and closed on 51 properties for an aggregate consideration of $5.5 million.

     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank seeks to control its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $1.8 million to the allowance for credit losses for the nine months ended September 30, 1995 compared to $1.6 million for the same period 1994. During the nine months ended September 30, 1995, the Bank wrote off $1.9 million. At September 30, 1995 the allowance for credit losses totaled $6.8 million, which includes $1.4 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.8 million at year end 1994, which included $1.8 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements--Note 13). The allowance for credit losses represented 46.5% of non-performing loans at September 30, 1995, compared to 45.2% at year end 1994.

     In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At September 30, 1995, in addition to non-performing assets, the Bank had $4.4 million in loans which have been restructured, compared to $4.2 million at year end 1994.

     The Bank's securities portfolio was $329.2 million or 26.6% of total assets at September 30, 1995, compared to $322.1 million or 26.4% of total assets at December 31, 1994. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. The Bank adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") as of December 31, 1993. Under the provisions of SFAS 115, the Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements--Notes 1 & 2). At September 30, 1995, the Bank had securities totaling $100.5 million classified as held-to-maturity compared to $104.7 million at December 31, 1994. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost. Securities classified as available-for-sale at September 30, 1995 totaled $228.0 million compared to $216.7 million at December 31, 1994. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. As a result of changes in interest rates and their effect on the market value of investments and the sale of $51.4 million of available-for-sale securities at a loss of $1.4 million during the first nine months of 1995, the Bank recorded an unrealized gain, net of tax effect, of $148,000 which is included in stockholders' equity at September 30, 1995. At December 31, 1994, the Bank had an unrealized loss, net of tax effect, of $5.6 million. The trading portfolio, which consists of equity securities, totaled $755,000 at September 30, 1995. This portfolio is carried at fair value with unrealized gains or losses included in earnings. At December 31, 1994, there were $770,000 in securities classified as trading.

     Cash and cash equivalents were $20.9 million at September 30, 1995 versus $18.6 million at December 31, 1994.

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

     During the nine months ended September 30, 1995, deposits increased by $17.4 million or 1.7%, after interest credited of $33.8 million, from $1.028 billion, funding 84.1% of total assets at year end 1994, to $1.045 billion, funding 84.5% of total assets at September 30, 1995. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

     The Bank also utilizes the FHLBB and other borrowings as an alternative source of funds. At September 30, 1995, FHLBB advances totaled $90.3 million, funding 7.3% of total assets, compared to $111.1 million, funding 9.1% of total assets at year end 1994. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities. Other borrowings, short-term reverse repurchase agreements, totaled $13.3 million at September 30, 1995, funding 1.1% of total assets. The Bank did not utilize other borrowings in the prior year period.

     Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $155.5 million in investable funds during the first nine months of 1995. In keeping with the Bank's asset and liability management objectives, the Bank periodically may sell loans. The Bank sold $31.2 million in loans through September 30, 1995. The majority of these loans were included in the loans held-for-sale category at year end 1994. Loans categorized as held-for-sale that were not sold were returned to the mortgage loan portfolio. The Bank has retained servicing on all loans that have been sold and, at September 30, 1995, was servicing $150.5 million of mortgage loans for others, compared to $129.3 million at year end 1994.

     CAPITAL RESOURCES. The Federal Reserve Board (the "FRB") has adopted risk-based capital standards which require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements--Note 13.), Derby paid the FDIC a premium of $6.2 million. The amortized balance of $3.0 million at September 30, 1995, in addition to approximately $144,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 11.95% and a ratio of tier 1 capital to risk-weighted assets of 10.96% at September 30, 1995.

     The Board has supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The Board indicated that all but the most highly-rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At September 30, 1995, the Company had a ratio of tier 1 capital to total assets of 6.06%.

     Derby Savings Bank is also required by the FDIC to meet risk-based ratios the same as those adopted by the FRB for the Company. At September 30, 1995, Derby Savings' ratio of total capital to risk-weighted assets was 11.79% and its ratio of tier 1 capital to risk-weighted assets was 10.80%.

     The FDIC has also adopted a minimum leverage ratio of 3% of tier 1 capital to total assets. The FDIC has also indicated that all but the most highly rated banks should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. Derby Savings' ratio of tier 1 capital to total assets at September 30, 1995 was 5.98%.

     On August 16, 1995 the FDIC terminated the Memorandum of Understanding ("MOU") entered into by the Bank in April 1992. The MOU, as amended, required among other things that the Bank achieve a leverage capital ratio at or above 5.75% by June 30, 1995. As of June 30 1995 the Bank had achieved a leverage capital to total assets ratio of 5.89%.

     Under the prompt corrective action regulation recently adopted by the FDIC, which became effective on December 19, 1992, a savings bank will be considered:
(i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination), and a leverage ratio that is less than 3%; (iv)"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At September 30, 1995, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

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


SEPTEMBER 30, 1995                                                  MORE THAN    MORE THAN    MORE THAN
                                                                    SIX MONTHS    ONE YEAR   THREE YEARS
                                                      SIX MONTHS      TO ONE      TO THREE     TO FIVE
                                                        OR LESS        YEAR        YEARS        YEARS
                                                      ----------    ----------   ----------   ----------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
  Investments:
    Securities                                          $200,735       $50,441     $38,193       $19,809
    Federal funds sold                                     5,580            --          --            --
                                                      ----------    ----------  ----------    ----------
  Total investments                                      206,315        50,441      38,193        19,809
                                                      ----------    ----------  ----------    ----------

  Loans:
    Fixed-rate mortgages                                   5,185         5,611      23,469        24,217
    Adjustable-rate mortgages                            278,060       220,406      21,060        11,590
    Consumer loans                                        79,451         8,916      12,904         4,166
    Commercial loans                                      20,003            41          97            30
                                                      ----------    ----------  ----------    ----------

  Total loans                                            382,699       234,974      57,530        40,003
                                                      ----------    ----------  ----------    ----------

TOTAL INTEREST-SENSITIVE ASSETS                         $589,014      $285,415     $95,723       $59,812
                                                      ----------    ----------  ----------    ----------
                                                      ----------    ----------  ----------    ----------

LIABILITIES:
  Regular & club savings                                $189,971    $       --   $      --      $     --
  Certificates of deposit                                251,560       129,586     136,994        55,377
  Money market accounts                                  206,231            --          --            --
  NOW accounts                                            44,186            --          --            --
  FHLBB advances                                          55,352        11,050      19,790         4,120
                                                      ----------    ----------  ----------    ----------

TOTAL INTEREST-SENSITIVE LIABILITIES                    $747,300      $140,636    $156,784       $59,497
                                                      ----------    ----------  ----------    ----------
                                                      ----------    ----------  ----------    ----------

GAP (repricing difference)                             ($158,286)     $144,779    ($61,061)         $315
Cumulative GAP                                         ($158,286)     ($13,507)   ($74,568)     ($74,253)
Cumulative GAP/total assets                                -12.8%         -1.1%       -6.0%         -6.0%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities                         78.8%        202.9%       61.1%        100.5%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                                98.5%       92.9%         93.3%


SEPTEMBER 30, 1995                                    MORE THAN     MORE THAN
                                                      FIVE YEARS     10 YEARS
                                                        TO TEN        TO 20      MORE THAN
                                                         YEARS        YEARS       20 YEARS      TOTAL
                                                      ----------    ----------   ----------   ----------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
  Investments:
    Securities                                            $7,837        $6,244        $178      $323,437
    Federal funds sold                                        --            --          --         5,580
                                                      ----------    ----------  ----------    ----------

  Total investments                                        7,837         6,244         178       329,017
                                                      ----------    ----------  ----------    ----------

  Loans:
    Fixed-rate mortgages                                  52,977        46,137      23,559       181,155
    Adjustable-rate mortgages                                129            --          --       531,245
    Consumer loans                                         4,845         2,293          --       112,575
    Commercial loans                                         142            21          --        20,334
                                                      ----------    ----------  ----------    ----------

  Total loans                                             58,093        48,451      23,559       845,309
                                                      ----------    ----------  ----------    ----------

TOTAL INTEREST-SENSITIVE ASSETS                          $65,930       $54,695     $23,737    $1,174,326
                                                      ----------    ----------  ----------    ----------
                                                      ----------    ----------  ----------    ----------


LIABILITIES:
  Regular & club savings                                 $    --      $     --    $     --      $189,971
  Certificates of deposit                                     --            --          --       573,517
  Money market accounts                                       --            --          --       206,231
  NOW accounts                                                --            --          --        44,186
  FHLBB advances                                              --            --          --        90,312
                                                      ----------    ----------  ----------    ----------

TOTAL INTEREST-SENSITIVE LIABILITIES                     $    --      $     --    $     --    $1,104,271
                                                      ----------    ----------  ----------    ----------
                                                      ----------    ----------  ----------    ----------

GAP (repricing difference)                               $65,930       $54,695     $23,737
Cumulative GAP                                           ($8,323)      $46,372     $70,109
Cumulative GAP/total assets                                 -0.7%          3.7%        5.7%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities                                                                106.3%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                  99.2%        104.2%      106.3%

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
Not Applicable


ITEM 2  CHANGES IN SECURITIES
Not Applicable


ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable


ITEM 5  OTHER INFORMATION
Not Applicable


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

       Exhibit                                              Page of this
       Number                                                   Report
       ------                                                   ------
        10.1           Derby Savings Bank's Deferred              44
                       Compensation Plan for Directors

        10.2           DS Bancor Inc.'s Deferred                  49
                       Compensation Plan for Directors

        10.3           Derby Savings Bank's Split Dollar          54
                       Life Insurance Agreement (Endorsement
                       Method) entered into on October 5,
                       1995 by and between Derby Savings
                       Bank and Alfred T. Santoro.

         27            Financial Data Schedule                    57

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    DS Bancor, Inc.
                                            --------------------------------
                                                      Registrant



Date:  November 13, 1995                By:    /S/ Harry P. DiAdamo, Jr.
      --------------------                  --------------------------------
                                                  Harry P. DiAdamo, Jr.
                                                    President & CEO



Date:  November 13, 1995                By:   /S/ Alfred T. Santoro
      --------------------                  ---------------------------------
                                                 Alfred T. Santoro
                                            Vice President, Treasurer and CFO