Form 10-K405
period 1995-12-31
DS BANCOR INC
filed 1996-03-29
CIK 790168

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                          --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the market price of the registrant's common stock as of March 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is $66,911,694 *

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class:  Common Stock, par value $1.00 per share
                Outstanding at March 19, 1996:  3,029,027 shares


                      DOCUMENTS INCORPORATED BY REFERENCE:
Parts I and II:
    Portions of the Annual Report to Stockholders for the year ended December 31, 1995.
Part III:
    Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 1996.


* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates. Excludes all other shareholders beneficially owning more than 5% of the registrant's common stock.

ITEM 1.  BUSINESS

GENERAL

On August 31, 1987, DS Bancor, Inc. (the "Company" or "DS Bancor") became the holding company for Derby Savings Bank ("Derby Savings" or the "Bank"). The Company was formed in 1986 at the direction of the Board of Directors of the Bank, and became the holding company for the Bank in August 1987. At that time, each of the outstanding shares of Derby Savings common stock was automatically converted and exchanged into one share of the Company's common stock. The Company's principal asset consists of all of the outstanding shares of Derby Savings. The Company's business consists mainly of the business of Derby Savings. Derby Savings is a Connecticut-chartered stock savings bank operating through 22 full-service banking offices in western New Haven and eastern Fairfield counties and Hartford County. The Bank obtained its Connecticut charter as a mutual savings bank in 1846. On December 4, 1985, the Bank converted to a stock savings bank, selling 2,217,856 shares of common stock, and receiving net proceeds of approximately $28.8 million. Deposits at Derby Savings are federally insured by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Banking Commissioner of the State of Connecticut (the "Commissioner"). The Company, as a bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB").

Derby Savings is primarily engaged in the business of attracting deposits from and providing loans to the residents and businesses located within the Bank's market area. The Bank's customer base includes long-time customers mainly employed in manufacturing and service industries as well as newer customers employed by high technology industries in the northern and western parts of the Bank's market area. At December 31, 1995, the Bank had deposits of $1.06 billion, funding 84.3% of the Bank's $1.25 billion in assets. The Bank offers a variety of deposit products to meet the various investment objectives of its depositors, including regular savings, certificates of deposit, money market accounts, individual retirement accounts and keogh accounts. In addition to deposits, which serve as the Bank's primary source of funds, the Bank augments its lending and investment activities through borrowings from the Federal Home Loan Bank of Boston ("the FHLBB"), which serves as a credit facility for its members. At December 31, 1995, the Bank had borrowings from this source of $96.9 million, funding 7.7% of assets.

The lending activities of the Bank are primarily focused upon meeting the credit needs of the consumer segment of the Bank's market area. The Bank's consumer orientation has evolved into essentially two primary products which are secured by residential real estate and represent the core business of the Bank. At December 31, 1995, $691.6 million, representing 55.1% of the Company's assets, were invested in loans secured by first liens on one-to-four family residences. Complementing the Bank's financing of residential real estate is the home equity line of credit (the "HELOC") which is also secured by residential real estate and utilized by consumers to finance various purchases and expenditures. The flexibility of this means of consumer finance is reflected in the demand for this product which has enabled the Bank to allocate $78.5 million or 6.3% of its assets to this product. In addition to these primary products, the Bank also provides financing for other consumer needs, multi-family housing, as well as financing for commercial real estate, construction and local businesses. The

Bank's investment in these product lines in the aggregate totaled $112.1 million, representing 8.9% of the Company's assets at December 31, 1995. The Company's corporate headquarters are located at 33 Elizabeth Street, Derby, Connecticut 06418 (telephone: 203-736-1000).

RESULTS OF OPERATIONS. Net income 1995 for totaled $7,613,000 or $2.45 per share (fully diluted) compared to $5,710,000 or $1.86 per share (fully diluted) for the prior year. The Company paid 5% stock dividends on March 29, 1995 and November 24, 1995. The per share amounts for the prior period have been retroactively adjusted to give effect to these stock dividends.

Net interest income for 1995 increased $.5 million or 1.4% from $34.5 million for 1994 to $35.0 million for 1995. For 1995, the net yield on interest-earning assets increased to 2.97%, from 2.94% for 1994.

Stockholders' equity totaled $80.8 million or $26.68 per share at December 31, 1995 and represented 6.5% of total assets. In accordance with Financial Accounting Standards Board Statement No. 115, Stockholders' equity at December 31, 1995 included an unrealized gain on securities classified as available-for-sale, net of tax effect, of $426,000 compared to an unrealized loss, net of tax effect, of $5.6 million at December 31, 1994. (see "Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders").

For 1995, net income represented a return on average assets and a return on average stockholders' equity of .63% and 9.95%, respectively, compared to .47% and 8.34% respectively, for 1994.

During 1995, the Company made further progress in reducing the level of non-performing assets, which includes non-performing loans and foreclosed assets. At December 31, 1995, non-performing assets totaled $17.5 million or 1.4% of total assets, reflecting a $3.3 million or 16% decline from $20.8 million or 1.7% of total assets at year end 1994.

During 1995, the Bank charged off loans, net of recoveries, totaling $2.4 million against the allowances for credit losses. For 1995, the provision for credit losses totaled $2.5 million compared to $2.3 million for 1994. At December 31, 1995, the allowances for credit losses totaled $6.9 million representing 50.2% of non-performing loans.

For 1995, the Bank provided $1.5 million to the allowance for estimated losses on foreclosed assets compared to $2.2 million for 1994. The allowance for estimated losses on foreclosed assets totaled $230,000 at December 31, 1995, after foreclosed asset charge-offs of $1.7 million during the year.

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

The assets of Burritt acquired included, among others, loans totaling approximately $169.3 million. These loans were purchased at a $10.4 million discount, which had been added to the Bank's allowance for credit losses.
During the year ended December 31, 1993, the Bank completed a valuation analysis of the loans acquired in connection with the Burritt transaction. As a result of this analysis, the Company allocated $6.0 million of the Burritt allowance for credit losses as a purchased loan discount. This amount is being accreted to interest income over the remaining terms of the acquired loans.

As a result of the Burritt transaction, Derby added 11 banking offices located in the greater New Britain area.

REGULATORY MATTERS. In August 1995, the Federal Deposit Insurance Corporation and the Connecticut Banking Commissioner terminated the Memorandum of Understanding (the "Memorandum") originally entered into with Derby Savings in 1992. The Memorandum, as amended, required among other things that the Bank achieve a tier 1 capital to total assets ratio of at least 5.75% and that adversely classified assets and delinquent loans be reduced to certain targeted levels. Additionally, the Memorandum had limited the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses. In connection with the termination of the Memorandum, the Bank's Board of Directors has adopted a policy that limits the payment of cash dividends by the Bank to the Company of up to 10% of the Bank's net income.

BRANCH OFFICES. In January 1996, the Bank relocated its Stratford branch office. The original Stratford office, opened in 1989 as a Savings Center, experienced significant growth in its deposit base and corresponding customer transaction activity, outstripping the physical capacity of the facility. To better serve existing customers, and to provide for continued growth, the office was relocated within Stratford to a high traffic retail area known as Paradise Green. The new facility, which is in close proximity to the former office, is a traditional branch offering full teller and platform customer service and an automated teller machine.

In keeping with the Bank's overall strategy as a broad-based community bank, the Bank has filed an application for the establishment of a new, full service branch office in the town of Hamden. The Hamden location will expand the Bank's service area within New Haven county and complement the Bank's existing branch network. It is anticipated that the Hamden branch will be opened in mid-1996. In addition, the Bank is actively searching for new branch sites which will offer an opportunity to increase earnings, build upon the Bank's existing retail network and enhance the franchise value of the Company. (See Item 2 -- Properties.)

DERBY FINANCIAL SERVICES. Complementing the financial services offered to the communities served by the Company, the Bank, through it's wholly owned subsidiary, Derby Financial Services, began offering brokerage services in 1993. Through an arrangement with Liberty Securities Corporation, a NASD registered broker-dealer, the products offered include various equity securities, bonds and mutual funds.

MARKET AREA. The Bank currently operates twenty-two banking offices located in western New Haven, eastern Fairfield and Hartford counties. The Bank has ATM's at 18 of its offices. The Bank primarily generates deposits and originates loans in these geographic areas.

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

LENDING ACTIVITIES

GENERAL. Derby Savings, like most other savings institutions, traditionally concentrates its lending activities on the origination of loans secured by first mortgage liens for the construction, purchase or refinancing of residential real property. Also during the past several years, the Bank has enhanced its consumer lending through the origination of HELOC's. While residential first mortgage loans and HELOC's are the primary focus of Derby Savings' lending activities, the Bank also originates other consumer loans, commercial real estate mortgages and commercial business loans. At December 31, 1995, the Bank's loan portfolio totaled $882.2 million and represented 70.3 % of total assets.

ONE-TO-FOUR FAMILY UNITS. At December 31, 1995, Derby Savings' total mortgage loan portfolio was $737.4 million, of which $2 million is identified as held-for-sale, compared to $724.3 million, with $55.2 million identified as held-for-sale at December 31, 1994. At December 31, 1995, Derby Savings Bank held in its portfolio $691.6 million of first mortgage loans secured by one-to-four family residential units which represented 78.4% of its total mortgage loan portfolio. Of this amount, $7.3 million or 1.0 % were non-performing loans. These include loans which are non-accruing or past due 90 days.

During 1995, Derby Savings offered adjustable-rate residential mortgage loans having one-year and three-year adjustment periods, each for a maximum term of 30 years. The interest rate on the one-year adjustable-rate loans is 3.00% above the One-Year Treasury Index. The payment and interest rate adjust annually with a maximum interest rate adjustment of 2% per adjustment and 6.00% above the original interest rate over the term of the loan. Derby Savings Bank also offers a convertible mortgage program which allows the borrower to convert their one year adjustable rate mortgage to a fixed rate mortgage between the 13th and 60th payment. Interest rates on the three-year adjustable-rate loans are fixed for the first three years and either adjust every three years thereafter or adjust annually thereafter on the same basis as the one-year adjustable-rate loans. The Bank offers adjustable-rate loans to finance non-owner occupied residences at a somewhat higher margin above the One-Year Treasury Index.

The Bank offers special mortgage programs to assist first time home-buyers purchasing one and two family homes, or condominium units, including a five year fixed rate mortgage priced below the regular 30 year fixed rate product. There are no points, and the Bank will accept applications up to 40 years in term and financing of up to 90%. Additionally, the Bank offers a 30-year fixed rate program with financing of up to 95% with private mortgage insurance coverage
(PMI).

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

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At December 31, 1995, loans secured by multi-family residences totaled $11.2 million or 1.5% of the Bank's mortgage loan portfolio. At December 31, 1995, $2.4 million or 21.1% of loans secured by multi-family residences were non-performing. Loans to finance commercial real estate totaled $31.1 million and represented 4.2% of the Bank's mortgage loan portfolio at year end 1995. There were $1.5 million or 4.8% of commercial real estate loans that were non-performing at year end 1995. The interest rate on multi-family and commercial real estate loans generally ranges from 3.75% to 4.0% above the One-Year Treasury Index and adjusts every year with annual adjustment limits ranging from 2% to 3% and total adjustments over the life of the loan generally limited from 5% to 7.5% above the initial interest rate. Multi-family and commercial real estate loans generally amortize over terms of 15 to 25 years, but may be called or modified by the Bank after ten years. Derby Savings generally limits multi-family and commercial real estate loans to 75% of the value of the property securing the loan.

CONSTRUCTION LOANS. In the area of real estate development and construction lending, which is primarily for residential and condominium construction, the Bank, at December 31, 1995, had commitments to lend $5.6 million, of which $3.5 million was outstanding at year end 1995, representing .5% of the mortgage loan portfolio. In comparison, at year end 1994, $4.2 million was committed to construction projects, of which $2.4 million was advanced, which represented .3% of the mortgage loan portfolio. At December 31, 1995, there were no construction and development loans that were non-performing.

The allowance for credit losses specifically allocated to the mortgage loan portfolio totaled $4.2 million at December 31, 1995, which represented 37.7% of the non-performing mortgage loans. This allowance includes $.9 million allocated to the loans acquired in the Burritt transaction.

CONSUMER LOANS. Connecticut savings banks are currently authorized by statute to invest in secured and unsecured consumer loans without limitation as to dollar amount. Savings banks are also authorized to issue credit cards and lend money to individuals in connection with related lines of credit and to make student loans under the Connecticut Guaranteed Student Loan program (the "CGSL"). At December 31, 1995, the Bank had $125.9 million or 14.3% of its total loan portfolio invested in consumer loans.

To enable home owners to utilize some of the equity in the value of their homes, Derby Savings offers basically two types of second mortgage loans. Under the HELOC program, loans amortizing up to 20 years are made at rates designed to be competitive in the market place. At December 31, 1995 and 1994, the Bank had $21.7 million and $19.3 million, respectively in home equity loans. Under the Home Equity Line of Credit ("HELOC") program, loans are made for an original term of twenty years at an interest rate adjusting monthly at 1.0% to 1.5%, above a commercial bank prime rate as published under key rates in the New York Times ("Derby Savings Prime").

During 1995, the Bank originated HELOC's at a discount for the first six months, and thereafter at 1.5% to 2.5% over prime. These loans typically require payment of interest only for ten years at which point the note requires amortization to maturity. The amortizing second mortgage loan and the home equity line of credit loan have loan to value ratios of 75% to 90% on owner occupied homes. Home Equity Lines of Credit outstanding totaled $144.0 million with $78.5 million in use at year end 1995 compared to $130.5 million with $70.4 million in use at year end 1994. These loans represented 62.4% of the consumer loan portfolio and 8.9% of total loans at December 31, 1995.

The Bank offers both marine loans and automobile loans to its customers. Marine loans are made up to 75% of the sale price on new boats and 75% of the appraised value of used boats and are personally guaranteed by the principals of any corporate borrowers. The rates on these loans are generally fixed for a maximum of fifteen years. The Bank, at December 31, 1995, had $1.1 million in marine loans. Automobile loans on new vehicles are made up to 90% of the sales price, while used vehicles are limited to 80%. Loans are generally made up to five years at fixed rates on new vehicles. During 1995, the Bank purchased approximately $16.6 million of automobile loans from a third party provider.

Under the Connecticut Guaranteed Student Loan (CGSL) program, the Bank is authorized to loan annually up to $4,000 to qualifying parents. At December 31, 1995, the Bank had $181,000 in parent loans. The interest rate on these loans is partially subsidized and the principal and interest are fully guaranteed by the federal government. Additionally the Bank also accepts loan applications for student loans. These applications are forwarded to CGSL for processing.

At December 31, 1995, $1.5 million or 1.2% of the consumer loan portfolio was non-performing. Of this amount, $978,000 or 67.1% are HELOC loans. The allowance for credit losses specifically allocated to consumer loans totaled $1.8 million at December 31, 1995, which represented 120.1% of the non-performing consumer loans. This allowance includes $356,000 allocated to loans acquired in the Burritt transaction.

COMMERCIAL LENDING. The Bank has developed a commercial loan portfolio which totaled $19.0 million or 2.2% of the total loan portfolio at December 31, 1995. The Bank targets businesses with $1 million to $5 million in annual revenues. The Bank's commercial lending personnel, including a credit analyst, have considerable experience in commercial lending.

Derby Savings also offers traditional line of credit loans to businesses which are secured by inventories and receivables. At December 31, 1995, $14.2 million was committed to such lines of credit, $4.2 million of which was being used. These lines of credit, which individually range from $10,000 to $4.0 million, had an average amount outstanding of $100,900 at December 31, 1995. The interest rate on these loans varies monthly at a margin above Derby Savings Prime. Each loan on the credit line must be repaid within 11 months of its origination.

The commercial loan portfolio at December 31, 1995, in part, consisted of loans to local real estate developers and builders. Land improvement loans are made up to 75% of the value of the land. When construction loans are made to an experienced developer who already has a signed purchase contract with a buyer, and a 10% deposit, the loan is classified as a commercial loan rather than a construction loan. Such loans are made up to 100% of construction cost, exclusive of the developer's equity in the land. All such loans are short-term with an interest rate floating at a margin above Derby Savings Prime.

At December 31, 1995, $3.6 million or 18.9% of the Company's investment in commercial loans was for the development of real estate, with the remaining portfolio comprised of loans for various business needs.

At year end 1995, $1.2 million, representing 6.4% of the commercial loan portfolio, was non-performing. The allowance for credit losses allocated to commercial loans totaled $1.0 million at December 31, 1995, which represented 80.3% of the non-performing commercial loans.

LOAN MATURITIES. The following table sets forth certain information at December 31, 1995 regarding maturities and repricing in the Bank's loan portfolio. Loans are net of deferred loan fees and of non-accruing loans.

                                     One Year     One Through      Over
                                      or Less     Five Years    Five Years
                                     ---------    ----------    ----------
                                            (AMOUNTS IN THOUSANDS)

Permanent mortgage loans             $512,552      $ 77,929      $131,822
Construction loans                      3,046           426           923
Commercial loans                       17,487           113           160
Consumer loans                         97,176        20,145         7,176
                                     --------      --------      -------
Total loans receivable               $630,261      $ 98,613      $140,081
                                     --------      --------      --------
                                     --------      --------      --------

The following table sets forth, as of December 31, 1995, the principal dollar amount of performing loans due after one year, net of deferred fees which have pre-determined interest rates and floating or adjustable interest rates.

                                   Due After December 31, 1996
                                   ---------------------------
                                   Predetermined    Floating or
                                       Rates      Adjustable Rates
                                   -------------  ----------------
                                        (AMOUNTS IN THOUSANDS)

Permanent mortgage loans             $172,819        $36,932
Construction loans                        945            404
Commercial loans                          273            ---
Consumer loans                         27,054            267
                                     --------        -------
    Total loans receivable           $201,091        $37,603
                                     --------        -------
                                     --------        -------

LOAN ORIGINATIONS. Loan originations are developed by the Bank's mortgage, consumer and commercial loan departments from a number of sources including realtor, builder and customer referrals. Bank personnel routinely call on various real estate firms and, from time to time, attend meetings of the local real estate board. Commercial loan originations are primarily developed by direct solicitation of both present and new customers by commercial loan officers. Consumer loan services are solicited by direct mail to existing depositors and mortgage loan customers. Also, newspaper and television advertising is also used to promote various consumer loans.

Applications for all types of loans are taken at all of the Bank's offices. The Bank's commercial banking and loan representatives go to borrowers' homes or businesses to assist with the preparation of loan applications. All mortgage and commercial loan application underwriting is centralized.

The Bank's staff underwriters have individual lending authority with limits ranging up to $250,000; the senior lending officer has a $500,000 limit. The management loan committee, which is composed of the Bank's president, executive vice president, senior lending officer, chief financial officer and the senior officer of each lending department, can approve loans of up to $1.5 million. Loans in excess of $1.5 million require approval by the Board of Directors. Loans to one entity, which aggregate over $750,000 and up to $4.0 million, must be approved by the management loan committee.

All property securing real estate loans made by Derby Savings is appraised primarily by an independent appraiser selected by the Bank. For all real estate loans, Derby Savings requires the borrower to obtain title, fire and extended casualty insurance and, where appropriate, flood insurance.

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

Derby Savings issues commitments to prospective borrowers to make loans subject to various conditions. Loan commitments are generally issued to finance residential properties, commercial loans and for construction loans secured by commercial and multi-family residential properties. With respect to fixed rate single-family residential mortgage loans, it is the policy of the Bank either to issue 30-day commitments to lend at the prevailing rate of interest at the time of commitment, or to lock in the interest rate after the time of application.
In order to lock in the interest rate, the applicant must pay an origination fee of one half of one percent of the loan amount. This fee is deducted from the mortgage origination fee due at closing. On adjustable rate mortgages, it is the policy of the Bank to hold the prevailing interest rate at the time of application and to issue a 60 day commitment when the loan is approved, or to lock in the interest rate after the time of application, for 60 days. In order to lock in the interest rate for 60 days, the applicant must pay an origination fee of one half of one percent of the loan amount. This fee is deducted from the mortgage origination fee due at closing. The proportion of the total volume of commitments derived from any particular category of loan varies from time to time and depends upon market conditions. At December 31, 1995, Derby Savings had $15.6 million of loan origination commitments outstanding.

LOAN COMPOSITION. The following table summarizes the types of loans held by the Bank at the dates indicated and the percentage of loans in each category to net loans:

                                          At December 31,
                       ---------------------------------------------
Types of Loans:         1995     1994     1993      1992      1991
                        ----     ----     ----      ----      ----
                       Amount   Amount   Amount    Amount    Amount
                         %        %        %         %         %
                       ---------------------------------------------
                                    (DOLLAR AMOUNTS IN THOUSANDS)
MORTGAGES
One-to-Four Family   $691,629 $684,745  $623,110  $555,821  $369,327
                         79.0     81.6      79.2      77.1      70.2

Multi-Family           11,172    8,682    10,323     9,998    11,276
                          1.3      1.0       1.3       1.3       2.2

Commercial             31,056   28,506    30,064    33,391    34,503
                          3.5      3.4       3.8       4.6       6.6

Construction            3,499    2,363     2,753     2,782     2,825
                           .4       .3        .3        .4        .5
                     -------- --------  --------  --------  --------
Total                 737,356  724,296   666,250   601,992   417,931
                         84.2      86.3     84.6      83.4      79.5

CONSUMER LOANS
HELOC                  78,523   70,358    68,687    72,313    60,774
                          9.0      8.4       8.7      10.0      11.5

Other Consumer         47,396   27,866    27,176    34,239    14,206
                          5.4      3.3       3.5       4.8       2.7
                     -------- --------  --------  --------  --------
Total                 125,919   98,224    95,863   106,552    74,980
                         14.4     11.7      12.2      14.8      14.2

COMMERCIAL LOANS       18,970   23,710    31,957    26,539    36,690
                          2.2      2.8       4.1       3.7       7.0
                     -------- --------  --------  --------  --------
Total Loans           882,245  846,230   794,070   735,083   529,601
                        100.8    100.8     100.9     101.9     100.7
Less Allowances For
    Credit Losses       6,906    6,803     6,979    13,937     3,674
                           .8       .8        .9       1.9        .7
                     -------- --------  --------  --------  --------
Loans Receivable,Net $875,339 $839,427  $787,091  $721,146  $525,927
                     -------- --------  --------  --------  --------
                     -------- --------  --------  --------  --------

PURCHASE AND SALE OF LOANS AND LOAN SERVICING. The Bank, from time to time, sells loans in the secondary mortgage market while retaining servicing rights. The loans that are sold are predominantly fixed rate mortgage loans. The Company sold $32.6 million, of which $7.4 million were fixed rate, in 1995, compared to $12.1 million in 1994, in order to achieve the desired balance between interest-sensitive assets and liabilities and to provide additional funds to meet the credit needs of the local community. Loan servicing on loans sold is performed by the Bank, which retains a portion (normally 3/8 of 1%, exclusive of any excess servicing fees) of the interest paid by the borrower in consideration for the servicing of the loan.

In order to supplement local mortgage loan originations, the Bank has purchased single family adjustable rate mortgage loans. These purchases totaled $97.1 million during 1995 and $21.9 million during 1994. At year end 1995, approximately 75% of the mortgage portfolio was invested in adjustable rate loans, compared to 73% in 1994.

The following table sets forth information as to Derby Savings' loan servicing portfolio at the dates shown.

                                          At December 31,
                      ----------------------------------------------------------------
                             1995                 1994                   1993
                      ------------------- --------------------    --------------------
                                       (AMOUNTS IN THOUSANDS)
Loans owned by
          the Bank    $  789,382     84.3%  $  796,138    86.0%   $  743,197     83.2%
Loans Serviced
          For Others     147,122     15.7      129,345    14.0       149,868     16.8
                      ----------    -----   ----------   -----    ----------    -----
Total Loans Serviced  $  936,504    100.0   $  925,483   100.0    $  893,065    100.0
                      ----------    -----   ----------   -----    ----------    -----
                      ----------    -----   ----------   -----    ----------    -----

LOAN ACTIVITIES. During 1995, the Bank originated $44.9 million in mortgage loans and $93.9 million in other loans, compared to $164.9 million in mortgage loans and $91.2 million in other loans during 1994. Even though the Bank remained competitive in its loan pricing, the decline in mortgage loan originations in 1995 compared to 1994 was reflective of the soft real estate market in Connecticut and the sluggish demand for both home purchases and refinancings.

The table below shows real estate mortgage loan origination, sale and repayment activities of Derby Savings for the periods indicated.

                                                    At December 31,
                                            ------------------------------
                                               1995      1994      1993
                                            ---------  --------  ---------
Loans originated:                              (AMOUNTS IN THOUSANDS)
   Construction loans originated            $  7,169   $  1,981  $  1,580
   Purchase/refinance                         37,701    162,875   187,056
                                            --------   --------  --------
   Total loans originated                     44,870    164,856   188,636

   Loans purchased                            97,101     21,938     8,663
                                            --------   --------  --------
   Total loans originated and purchased      141,971    186,794   197,299

Loans sold:
   Participations                                ---        ---       111
   Whole loans                                32,612     12,139    29,875
                                            --------   --------  --------
   Total loans sold                           32,612     12,139    29,986

Loan principal reductions                     95,309    118,301    94,156
                                            --------   --------  --------
Total loans sold and principal reductions    127,921    130,440   124,142
                                            --------   --------  --------
   Increase in real estate mortgage
       loans (before net items)             $ 14,050   $ 56,354  $ 73,157
                                            --------   --------  --------
                                            --------   --------  --------

The following table shows non-real estate loan originations and purchases and principal reductions of the Bank for the periods indicated.

                                                         At December 31,
                                             --------------------------------
                                                1995        1994        1993
                                                ----        ----        ----
                                                      (AMOUNTS IN THOUSANDS)
Loans originated and purchased:
  Personal                                   $  3,009    $    637      $   331
  Home improvement                                160         243           88
  Home equity credit line                      57,390      43,781       43,236
  Auto                                         18,169       1,879           58
  Education                                        51         111          545
  Collateral                                    2,853       2,194        2,246
  Marine                                           61         ---           13
  Leeway                                          ---         ---           --
  Commercial                                   26,386      42,324       32,002
                                             ---------    --------     -------
       Total loans originated and purchased  108,079      91,169        78,519
                                             ---------    --------     -------
Loan principal reductions:
  Personal                                      1,855         583        1,326
  Home improvement                                449         342        2,647
  Home equity credit line                      46,059      41,224       47,192
  Auto                                          2,549       1,116        1,704
  Education                                        19         389          491
  Collateral                                    2,718       2,200        2,203
  Marine                                          386         646        1,247
  Leeway                                           46          61           --
  Commercial                                   31,248      49,866       24,389
                                             ---------    --------     -------
       Total principal reductions              85,329      96,427       81,199
                                             ---------    --------     -------
  Increase (decrease) in loans
      (before net items)                     $ 22,750   $ (5,258)     $(2,680)
                                             ---------    --------     -------
                                             ---------    --------     -------

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

USURY LIMITATIONS. Federal legislation preempted all state usury laws concerning residential first mortgage loans unless the state legislature acted to override the pre-emption by April 1, 1983. The Connecticut legislature did not act to override the federal pre-emption. Connecticut law currently does not impose a ceiling on interest rates on loans made by the Bank.

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

When Derby Savings acquires real estate through foreclosure or by deed in lieu of foreclosure ("foreclosed assets"), the real estate is placed on the Bank's books at the lower of the carrying value of the loan or generally 90% of the fair value of the real estate based upon a current appraisal. Any reduction below the value previously recorded on the books is charged against the allowance for estimated losses on foreclosed assets.

The allowance for credit losses has been established through provisions for credit losses and is a valuation allowance which is reflected as a deduction from loans. The allowance represents amounts which, in management's judgment, will be adequate to absorb possible losses on loans that may become uncollectible, based on such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, the average of the Bank's credit losses less recoveries for the current and preceding five years, and review of specific problem loans. At December 31, 1995, the allowance for credit losses totaled $6.9 million, which represented 50.2% of the $13.8 million of non-performing loans.

Transactions in the allowance for credit losses for each of the five years in the period ended December 31, 1995 were as follows.

                                            At And For The Years Ended December 31,
                                    -------------------------------------------------------
                                       1995       1994       1993       1992        1991
                                    ---------  ---------  ---------   --------    ---------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Balance at beginning
of period                           $  6,803   $  6,979   $ 13,937    $ 3,674     $  2,313
Charge-offs:
  Mortgage loans                      (2,306)    (1,848)    (2,857)      (941)      (1,325)
  Consumer loans                        (399)      (573)      (860)      (211)        (267)
  Commercial loans                       (78)      (195)      (114)      (660)      (1,606)
                                    ---------  ---------  ---------   --------    ---------
                                      (2,783)    (2,616)    (3,831)    (1,812)      (3,198)
                                    ---------  ---------  ---------   --------    ---------
Recoveries:
  Mortgage loans                         269        63         329         76           45
  Consumer loans                          84        46          21         41           43
  Commercial loans                         8         6          11        229           71
                                    ---------  ---------  ---------   --------    ---------
                                         361       115         361        346          159
                                    ---------  ---------  ---------   --------    ---------
  Net charge-offs                      2,422      2,501      3,470      1,466        3,039

Provision for credit losses            2,525      2,325      2,475      1,375        4,400
Acquired allowance                      ---        ---      (5,963)    10,354          ---
                                    ---------  ---------  ---------   --------    ---------
Balance at end of period             $ 6,906    $ 6,803    $ 6,979    $13,937       $3,674
                                    ---------  ---------  ---------   --------    ---------
                                    ---------  ---------  ---------   --------    ---------
Ratio of net charge-offs to
average loans outstanding                .29%       .31%       .47%       .27%         .57%


During 1993, the Bank completed a valuation analysis of the loans acquired in the Burritt transaction and allocated approximately $6.0 million from these amounts to a purchased loan discount which is being accreted to interest income over the remaining terms of the acquired loans. At December 31, 1995 and 1994, the Allowance for credit losses, which totaled approximately $6.9 million and $6.8 million, respectively, included approximately $1.2 million and $1.8 million, respectively, allocated to the loans acquired in the Burritt transaction.


NON-PERFORMING ASSETS.

NON-PERFORMING AND RESTRUCTURED LOANS. The following table summarizes the Bank's non-performing and restructured loans. For a discussion of non-performing loans see "Management's Discussion and Analysis - Financial Condition" contained in the 1995 Annual Report to Stockholders on pages 16 - 18, which are incorporated herein by reference.

                                               At December 31,
                               ---------------------------------------------
                                  1995    1994      1993     1992     1991
                                  ----    ----      ----     ----     ----
                                           (AMOUNTS IN THOUSANDS)
Non-accrual loans:
         Mortgage              $10,658  $11,000   $12,302  $18,262  $18,859
         Construction              ---      ---       ---      125      125
         Consumer                1,421    1,280     1,789    2,082    1,616
         Commercial              1,210    1,576     3,215    3,901    8,108
                               -------  -------   -------  -------  -------
Total                           13,289   13,856    17,306   24,370   28,708
                               -------  -------   -------  -------  -------
Accruing loans past
     due 90 days:
         Mortgage                  442    1,186     2,317    3,006    4,096
         Construction              ---      ---       ---      ---      ---
         Consumer                   37      ---       249        1      151
         Commercial                ---      ---       ---      ---      ---
                               -------  -------   -------  -------  -------
Total                              479    1,186     2,566    3,007    4,247
                               -------  -------   -------  -------  -------
Total non-performing
         loans                 $13,768  $15,042   $19,872  $27,377  $32,955
                               -------  -------   -------  -------  -------
                               -------  -------   -------  -------  -------
Restructured loans             $ 4,385  $ 4,213   $ 2,273  $ 8,262  $ 6,985
                               -------  -------   -------  -------  -------
                               -------  -------   -------  -------  -------

Effective January 1, 1995, the Bank implemented the provisions of SFAS Nos. 114/118, "Accounting by Creditors for Impairment of a Loan." The basic provisions of these statements eliminate the financial statement classification of in-substance foreclosed assets as foreclosed assets, resulting in the classification of such amounts and related specific allowance for credit losses as Loans receivable. Additionally, these statements address the accounting for loans considered impaired and the recognition of impairment. A loan is considered impaired when, in management's judgement, current information and events indicate it is probable that collection of all amounts due according to the contractual terms of the loan agreement will not be met. In-substance foreclosed assets prior to January 1, 1995 have been reclassified to Loans receivable for comparability purposes.

The recorded investment in impaired loans at December 31, 1995 approximated $13.8 million and includes approximately $11.1 million in mortgage loans, $1.5 million in consumer loans and $1.2 million in commercial loans. The amount of the related Allowance for credit losses on these loans at December 31, 1995 approximated $1.6 million. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $14.6 million. During the year ended December 31, 1995, amounts recognized as interest income on impaired loans were not significant.

The recorded investment in impaired loans at January 1, 1995 was approximately $15.1 million and included approximately $12.2 million in mortgage loans, $1.3 million in consumer loans and $1.6 million in commercial loans. These loans were reflected as non-performing loans at December 31, 1994 in accordance with accounting principles in effect at that date.


The following table summarizes the allocation of the Bank's allowance for credit losses and the percentage of loans in each category to total loans.

                                 Allocation of Allowance for Credit Losses:
                               --------------------------------------------
                                              At December 31,
                               --------------------------------------------
                                 1995     1994      1993     1992    1991
                                 ----     ----      ----     ----    ----
                                Amount   Amount    Amount   Amount  Amount
                                   %        %        %        %        %
                                ------   ------    ------   ------  ------
Balance at end of period                  (DOLLAR AMOUNTS IN THOUSANDS)
applicable to:
   Mortgage loans              $ 4,183  $ 4,495   $ 4,605  $11,166  $2,180
                                  83.6     85.6      83.9     81.9    78.9

   Consumer loans                1,751    1,266     1,193    1,987      704
                                  14.3     11.6      12.1     14.5     14.2

   Commercial loans                972    1,042     1,181      784      790
                                   2.1      2.8       4.0      3.6      6.9
                               -------  -------   -------  -------  -------
Total                          $ 6,906  $ 6,803   $ 6,979  $13,937  $ 3,674
                                 100.0    100.0     100.0    100.0    100.0
                               -------  -------   -------  -------  -------
                               -------  -------   -------  -------  -------

Comparative information with respect to non-accrual loans is as follows:

                                                           At December 31,
                                                  -------------------------
                                                           1995      1994
                                                         --------  --------
                                                (AMOUNTS IN THOUSANDS)
Interest income that would have been recorded
   under original terms:                                   $2,468   $1,116
Interest income recorded during the period:                $  715   $  487


It is the Bank's general policy that no additional interest income is accrued with respect to loans on which a default of interest has existed for a period in excess of 90 days, at which time previously accrued interest is reversed.

FORECLOSED ASSETS.  Foreclosed assets consisted of the following:

                                                    At December 31,
                                                  ------------------
                                                  1995       1994
                                                  ----       ----
                                                 (AMOUNTS IN THOUSANDS)

Foreclosed assets                                 $ 3,942  $ 6,195
Allowance for estimated losses                       (230)    (439)
                                                  -------  --------
         Net carrying amount                      $ 3,712  $ 5,756
                                                  -------  --------
                                                  -------  --------

At December 31, 1995 and 1994, there were 27 and 37 properties, respectively, included in foreclosed assets. See "Management's Discussion and Analysis - Financial Condition" contained in the 1995 Annual Report to Stockholders pages 16 - 17, which is incorporated herein by reference.

SECURITIES PORTFOLIO. The Bank's securities portfolio totaled $320.2 million or 25.5% of total assets at December 31, 1995. Of such amount, $295.4 million, or 92.3% of the securities portfolio consisted of U.S. government and agency bonds and mortgage-backed securities. In addition, the Company's securities portfolio also includes investment grade corporate bonds and marketable equity securities. At December 31, 1995, the Bank had common stock securities totaling $3.8 million with a fair value of $4.0 million managed by an outside investment firm under the Bank's general direction for maximum return. Additionally, the Bank maintains a trading portfolio comprised of common stocks. At year end 1995, there were $1.2 million of common stocks in this portfolio.

Derby Savings increases or decreases its liquid investments depending upon, among other things, the availability of funds and loan demand. Historically, the Bank has maintained its liquid assets at levels believed adequate to meet requirements of normal business activities.

At December 31, 1995, securities, including Federal funds sold, maturing or repricing within 12 months represented 28.3% of the Bank's interest-sensitive assets maturing or repricing during 1996.

The following table sets forth the composition and carrying amount of the Bank's securities portfolio and other money market securities, including securities available-for-sale, at the dates indicated:

                                                       At December 31,
                                             ------------------------------
                                               1995       1994       1993
                                             --------   -------    --------
                                                    (AMOUNTS IN THOUSANDS)
Bonds and money market securities:
           Federal funds                     $  2,305   $  4,500   $ 30,500
           U.S. Government and agency bonds    10,406     22,419      2,000
           Mortgage-backed securities         284,971    269,544    243,848
           Other bonds and notes                4,167     27,927     66,352
           Mutual funds                         1,131        ---        ---
           Money market preferred stock         5,000        ---      9,000
Marketable equity securities                   14,513      2,256      1,399
                                             --------   --------   --------
              Total                          $322,493   $326,646   $353,099
                                             --------   --------   --------
                                             --------   --------   --------

The following table sets forth certain information at December 31, 1995 regarding maturities and yields in the Bank's securities portfolio:


                                    One       Five      Over
                        One Year   Through   Through     Ten
                        Or Less  Five Years Ten Years   Years      Total
                        -------- ---------- ---------   ------    -------
                                   (DOLLAR AMOUNTS IN THOUSANDS)
US Government &        $ 2,000    $   ---    $ 5,322  $   2,975   $  10,297
  Agencies                4.34        ---       7.34       8.00        6.95

Mortgage-Backed            ---     36,964     35,340    212,114     284,418
  Securities               ---       5.96       5.79       6.83        6.59

Other Notes & Bonds        ---      4,175       ---        ---        4,175
                           ---       5.34        ---        ---        5.34
                       -------   --------   --------   --------    --------
          Total        $ 2,000   $ 41,139   $ 40,662   $215,089    $298,890
                          4.34       5.90       5.99       6.85        6.58
                       -------   --------   --------   --------    --------
                       -------   --------   --------   --------    --------

The stated yields on mortgage backed securities in the preceding table may vary, based on changes in the level of prepayments experienced over the remaining term of the securities.

The securities constituting the Bank's investments in other bonds and notes are all publicly traded. All of these securities are rated in one of the top four rating categories by a nationally recognized rating firm.

The Bank adopted Financial Accounting Standards Board Statement No. 115 as of December 31, 1993. This statement requires, in part, that certain securities that are classified as available-for-sale be recorded at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As a result, at December 31, 1995, the Bank recorded an unrealized gain, net of tax effect, of $426,000 compared to an unrealized loss, net of tax effect, of $5.6 million at December 31, 1994, which is included in Stockholders' Equity. (See 1995 Annual Report to Stockholders).

The Financial Accounting Standards Board issued a "Special Report" in November 1995, "A Guide to Implementation of SFAS 115" (Note 1). This guide provided additional guidance as to the criteria for the financial statement classifications prescribed in SFAS 115. As a result of this additional guidance, the Bank could reassess the appropriateness of the classification of all its securities held. Accordingly, the Bank reclassified securities Held-to-maturity with an aggregate amortized cost of approximately $20.4 million, which approximated fair value, to the classification of Available-for-sale.

The following table summarizes the Bank's security investments by portfolio type:

                                                     December 31, 1995
                                        --------------------------------------------
                                                  Gross unrealized holding
                                        Amortized ------------------------    Fair
                                          Cost        Gains      Losses       Value
                                        ---------  ----------    ------     --------
                                                    (AMOUNTS IN THOUSANDS)
TRADING
Marketable equities                     $  1,148      $     23   $    ---    $  1,171
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------
AVAILABLE-FOR-SALE


U.S. Government and agency
  obligations                           $  8,297      $    109   $    ---    $  8,406
Mortgage-backed securities               213,538         2,378      1,826     214,090
Other bonds and notes                      4,175             3         11       4,167
                                        --------      --------   --------    --------
          Total debt securities          226,010         2,490      1,837     226,663
Marketable equities                       13,329           307        294      13,342
Mutual funds                               1,070            61        ---       1,131
                                        --------      --------   --------    --------
Total                                   $240,409      $  2,858   $  2,131    $241,136
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------
HELD-TO-MATURITY
U.S. Government and agency
  obligations                           $  2,000      $    ---   $    ---    $  2,000
Mortgage-backed securities                70,881            62        549      70,394
                                        --------      --------   --------    --------
          Total debt securities           72,881            62        549      72,394
Money market preferred stock               5,000           ---        ---       5,000
                                        --------      --------   --------    --------
Total                                   $ 77,881      $     62   $    549    $ 77,394
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------

                                                     December 31, 1995
                                        --------------------------------------------
                                                  Gross unrealized holding
                                        Amortized ------------------------    Fair
                                          Cost        Gains      Losses       Value
                                        ---------  ----------    ------     --------
                                                    (AMOUNTS IN THOUSANDS)
TRADING
Marketable equities                     $    918      $    ---   $    148    $    770
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------
AVAILABLE-FOR-SALE
U.S. Government and agency obligations  $ 21,095      $      1   $    677    $ 20,419
Mortgage-backed securities               174,667             7      7,832     166,842
Other bonds and notes                     28,903             2        978      27,927
                                        --------      --------   --------    --------
          Total debt securities          224,665            10      9,487     215,188
Marketable equities                        1,556            37        107       1,486
                                        --------      --------   --------    --------
Total                                   $226,221      $     47   $  9,594    $216,674
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------

HELD-TO-MATURITY
U.S. Government and agency obligations  $  2,000     $    ---    $     60    $  1,940
Mortgage-backed securities               102,702           ---      7,714      94,988
                                        --------      --------   --------    --------
Total                                   $104,702      $    ---   $  7,774    $ 96,928
                                        --------      --------   --------    --------
                                        --------      --------   --------    --------

See Note 2 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1995 for information concerning the fair values and other information regarding the Bank's securities portfolio, incorporated herein by reference.

SOURCES OF FUNDS

GENERAL. Deposits are the primary source of Derby Savings' funds for use in its lending and investment activities. In addition, the-Bank derives funds from interest and principal payments on loans and other investments and from FHLBB advances and other borrowings (See "Management's Discussion and Analysis - Financial Condition" contained in the 1995 Annual Report to Stockholders, incorporated herein by reference). Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing interest rates, money market conditions and competitive factors. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds or on a longer term basis to support expanded lending and investment activities. During the past several years, the use of FHLBB advances has played a significant part in the overall funding of the Bank's growth.

DEPOSIT ACTIVITIES. Derby Savings has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to five years. The Bank's deposits are primarily derived from the areas where its offices are located. Derby Savings does not solicit deposits outside of Connecticut.

In addition to traditional certificates of deposit, the Bank offers two types of money market deposit accounts. At December 31, 1995, one of the money market accounts paid 2.25% for balances of $10,000 or more. The other money market account, which has been marketed under the name of the No Maturity CD, pays a minimum rate of interest equal to 2.5 percentage points below the Bank's prime rate on balances of $25,000 or more. During 1993, Derby Savings Bank ceased offering this account type. At December 31, 1995, $176.6 million of the Bank's deposits, or 16.7% of total deposits were held in the No Maturity CD, which paid interest at the rate of 6.25% per annum at year end.

The Bank seeks to price its deposits in order to meet its need for liquidity to fund loans and make other investments. The Bank reviews and establishes its rates weekly.

Derby Savings promotes the establishment of IRA and Keogh accounts because management believes the Bank's relationship with such depositors tends to be stable. Additionally, the Bank seeks to act as trustee, administrator or, in conjunction with an investment advisor, the manager of corporate pension funds and actively solicits this business from smaller businesses in its market area. At December 31, 19954, $137.3 million of the Bank's deposits, or 13.0% of total deposits, were held in retirement accounts.

The following table sets forth the average dollar amounts of deposits of the Bank by type and the weighted average rates paid for the periods indicated:

                                                   For the Years Ended December 31,
                            ------------------------------------------------------------------------------
                                       1995                         1994                      1993
                            ---------------------------   ----------------------     ---------------------
                                               Weighted                Weighted                   Weighted
                              Average          Average    Average       Average       Average      Average
Type                          Amount            Rate      Amount         Rate          Amount       Rate
-------------------------   ----------         -------    --------     ---------     --------     --------
                                                              (AMOUNTS IN THOUSANDS)
Non-interest-bearing:
 Demand Deposit              $  32,121            ---    $ 30,179            ---     $ 26,409          ---
                             ----------        -------   --------      ---------     --------     --------
                             ----------        -------   --------      ---------     --------     --------

Interest-bearing deposits:
 Demand Deposits             $  46,336           1.94%   $ 47,794          1.95%     $ 45,678         2.43%

 Savings Deposits              203,963           2.02     231,318           2.01      237,846         2.58

 Money Market
     Deposits                  205,086           5.47     203,867           3.91      186,983         3.19

 Time
Deposits                       556,628           5.40     513,471           4.37      515,368         4.73
                             ----------        -------   --------      ---------     --------     --------

Total interest-
 bearing Deposits            $1,012,013          4.57%   $996,450           3.61%    $985,875        3.81%
                             ----------        -------   --------      ---------     --------     --------
                             ----------        -------   --------      ---------     --------     --------



The following table sets forth the deposit flows for Derby Savings during the periods indicated.

                                                 At December 31,
                                   -----------------------------------------
                                      1995           1994           1993
                                   -----------   ----------      -----------
                                              (AMOUNTS IN THOUSANDS)
Deposits                            $1,758,078   $1,741,505       $1,803,245
Withdrawals                          1,773,895    1,755,921        1,829,414
                                   -----------   ----------      -----------
Net cash inflow (outflow)              (15,817)     (14,416)         (26,169)
Interest credited                       46,216       35,941           37,459
                                   -----------   ----------      -----------
Net increase in deposits           $    30,399    $  21,525       $   11,290
                                   -----------   ----------      -----------
                                   -----------   ----------      -----------

The following table presents, by various interest-rate categories, the amounts of certificate accounts as of the dates indicated.

                                                At December 31,
                                   -------------------------------------
                                     1995          1994           1993
                                   --------      --------       --------
                                          (AMOUNTS IN THOUSANDS)

           2.01- 4.00%             $  1,076      $189,891       $289,841
           4.01- 6.00%              462,206       282,210        148,873
           6.01- 8.00%              116,393        55,655         54,509
           8.01-10.00%                  136         1,112          8,824
          10.01-12.00%                  ---            50            143
                                   --------      --------       --------
                                   $579,811      $528,918       $502,190
                                   --------      --------       --------
                                   --------      --------       --------

The following table presents the maturities of the Bank's certificates of deposit in amounts of $100,000 or more at December 31, 1995 by time remaining to maturity.

                                        At December 31, 1995
                                       ----------------------
                                       (AMOUNTS IN THOUSANDS)
Matures:
     Less than 6 months                     $  14,620
     Over 6 through 12 months                   7,765
     Over 12 months                            15,663
                                            ---------
        Total                               $  38,048
                                            ---------
                                            ---------

BORROWINGS. The FHLB System functions in a reserve credit capacity for savings institutions and certain other financial institutions. As a member of the FHLB System, Derby Savings is required to own capital stock in the FHLBB and is authorized to apply for advances on the security of such stock and other qualified collateral, which includes certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain credit worthiness standards have been met. See "Regulation - Federal Home Loan Bank System". Under its current credit policies, the FHLBB limits advances to a member's qualified collateral. At year end 1995 the Bank had a borrowing capacity with the FHLBB of approximately $760 million, of which $96.9 million was outstanding. FHLBB advances are used for several separate programs. First, FHLBB advances are used to match fund five to ten year fixed-rate commercial real estate mortgage loans at a spread of at least 200 basis points. At December 31, 1995, advances primarily for this purpose totaled $6.3 million. Second, the Bank uses these advances to match fund both one year adjustable-rate mortgages and Home Equity Lines of Credit through floating rate advances. In addition to cash management, these advances have been used to fund purchases of various mortgage-backed securities.

At December 31, 1995 and 1994, respectively, the Company had total borrowings outstanding of $96.9 million and $111.1 million, respectively.

In 1990, the Board of Directors authorized and the Company established a $3.0 million line of credit to partially fund the repurchase of the Company's common stock in 1989 and 1990. This line of credit was paid off in June 1994.

The following table summarizes the Company's borrowings:

                                     At And For The Years Ended December 31,
                                     --------------------------------------
                                       1995         1994        1993
                                     --------     --------    --------
                                              (AMOUNTS IN THOUSANDS)
Notes payable--Bank                  $    ---     $    ---    $  1,450
FHLBB advances                         96,876      111,145     104,991
                                     --------     --------    --------
 Total                               $ 96,876     $111,145    $106,441
                                     --------     --------    --------
                                     --------     --------    --------
Weighted average interest rate on
 FHLBB advances                          5.65%        5.52%       5.47%

Weighted average interest rate on total
 borrowings during the period            5.70%        5.53%       5.48%

Highest month-end balance of total
 borrowings                           $113,627     $142,451    $144,340

Average balance of total borrowings   $ 93,097     $123,190    $113,376

See Note 7 to Consolidated Financial Statements in the 1995 Annual Report to Stockholders for further information regarding the Company's borrowings.

See Management's Discussion and Analysis and Selected Financial and Other Data in the 1995 Annual Report to Stockholders for the average balance sheet, rate volume analysis, interest rate sensitivity analysis and selected financial ratios which are herein incorporated by reference.

EMPLOYEES

At December 31, 1995, Derby Savings had 300 employees, of whom 74 were part-time and none of whom were represented by a collective bargaining group. Employee benefits include the Bank's pension plan, life, health and dental insurance, and long-term disability insurance which are supplied by the Bank for all employees. Management considers its relations with its employees to be excellent.

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

Bank holding companies with consolidated assets of $150 million or more such as the Company, are required under FRB regulations to maintain minimum levels of leverage-based capital. Bank holding companies that have a composite rating of 1 under the uniform CAMEL rating system are required to maintain a minimum ratio of 3% tier 1 capital to total assets. All other bank holding companies are required to maintain tier 1 capital levels ranging from 4% to 5% of total assets. Higher capital ratios may be required by the FRB if warranted by particular circumstances or risk profiles of the bank holding company. For purposes of the leverage-based standard, tier 1 capital includes common equity, minority interests in equity accounts of consolidated subsidiaries and qualifying noncumulative perpetual preferred stock less goodwill. The FRB may exclude certain other intangibles and investments in subsidiaries as appropriate. At December 31, 1995, the Company had a ratio of tier 1 capital to total assets of 6.2%.

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

Supplementary capital elements consist of allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets), perpetual preferred stock and related surplus, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, term subordinated debt, and intermediate term preferred stock including related surplus. The maximum amount of tier 2 capital that may be included in an organization's qualifying total capital is limited to 100 percent of tier 1 capital (net of goodwill). At December 31, 1995, the Company had a ratio of total capital to total risk-weighted assets of 11.9%.

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

The payment of dividends by Derby Savings to the Company is subject to the discretion of the Board of Directors of Derby Savings and depends upon a variety of factors, including Derby Savings' operating results and financial conditions, regulatory limitations and tax considerations. The amount which a Connecticut- chartered capital stock savings bank, such as Derby Savings, may pay out in dividends in any calendar year may not exceed the total of its net profits of that year combined with its retained net profits of the preceding two years, unless the Connecticut Commissioner approves the dividend. Additionally, Derby Savings may not pay cash dividends on its stock if its net worth would thereby be reduced below the amount required for the liquidation account established in connection with Derby Savings' conversion from mutual to stock form in December 1985, or as may be required by the Connecticut Commissioner or the FDIC. In May, 1991, during the second quarter of 1991, the Bank was informed by the regional office of the FDIC that it will be permitted to pay dividends to the Company in an amount limited to the holding company's non-salary expenses and debt service payments. In April 1992, the Bank entered into a Memorandum of Understanding with the FDIC and the Connecticut Commissioner of Banks, which included a similar limitation on the payment of cash dividends. Since the Bank is the sole source of funds for cash dividend payments by the Company to its stockholders, the Memorandum restriction has resulted in the Company being unable to pay cash dividends to stockholders.

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

In addition to otherwise authorized securities, a Connecticut savings bank may invest (subject to certain limitations) up to 20% of its total assets in securities that are the debt obligations or equity securities of corporations incorporated and doing a major portion of their business in the United States, and up to 8% of its total assets in any securities, except securities of state banks and trust companies, national banking associations having their principal offices in Connecticut, or bank holding companies, and except certain commercial, corporate and business loans. Securities under this unrestricted authority must be prudent in the opinion of the Bank given the circumstances surrounding the investment. Recent federal legislation limits the Bank's ability to exercise certain of the foregoing investment powers. (See "Impact of Recent Federal Legislation on State Powers").

IMPACT OF RECENT FEDERAL LEGISLATION ON STATE POWERS

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

The foregoing provisions do not apply to savings bank life insurance activities of certain state banks, including those state banks, like Derby Savings, that are chartered in Connecticut. The FDICIA, however, grants the FDIC the authority to restrict savings bank life insurance activities if the FDIC determines that the activities pose a significant risk to the insured bank or to the insurance fund of which such bank is a member.

At December 31, 1995, the Bank had common stock investments totaling $5.0 million with a fair value of $5.2 million. In accordance with the FDIC regulation implementing the equity investment restrictions under FDICIA, the Bank filed a notice and request for approval to retain its investment in common stock and for permission to continue to invest in listed and/or registered shares. In March 1993, the FDIC granted such approval, subject to the following conditions: (i) the maximum investment in listed and/or registered shares shall not exceed 100% of the Bank's Tier 1 capital as measured in the Bank's most recent consolidated report of condition; (ii) the Bank follows reasonable procedures limiting concentrations in listed and/or registered shares; and (iii) the FDIC retains the right to alter, suspend or withdraw this approval.

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

The FDIC announced in 1995 that the Bank Insurance Fund ("BIF") was fully capitalized as of May 31, 1995. As a result, the FDIC refunded insurance premium overpayments and interest to member banks for the period from June 1, 1995 through September 30, 1995 and the deposit insurance premiums assessed most BIF member banks, including the Bank, were reduced effective June 1, 1995. Additionally, the Bank has been notified by the FDIC that its deposit insurance premium assessment will be essentially eliminated for 1996.

Pursuant to FDICIA, effective December 31, 1993, insured banks will be examined no less frequently than every 12 months (as opposed to no less frequently than every 18 months previously.) Derby Savings is subject to assessments by the FDIC to cover the costs of such examinations.

The FDIC has adopted regulations which define and establish minimum requirements for capital adequacy, including a minimum leverage capital requirement and a minimum risk-based capital requirement. Under the leverage capital requirement adopted by the FDIC, state non-member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets. For all but the most highly rated banks, the minimum leverage requirement will be 4% to 5% of total assets. At December 31, 1995, Derby Savings had a ratio of Tier 1 or core capital to total assets of 6.1%. For purposes of the leverage ratio, Tier 1 or core capital is defined in a manner consistent with the risk-based capital requirement. The FDIC's risk-based guidelines require state non-member banks to achieve a ratio of total capital to total risk-weighted assets of 8% and a ratio of core capital to total risk-weighted assets of 4%.
 At December 31, 1995, Derby Savings' ratio of total capital to total risk-weighted assets was approximately 11.8% and its ratio of Tier 1 capital to risk-weighted assets was approximately 10.8%.

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

Under the prompt corrective action regulation adopted by the FDIC, which became effective on December 19, 1992, a savings bank is considered: (1) "well capitalized" if the savings bank has a risk based capital ratio of 10% or greater, a tier one or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio to adjusted total assets of 5% of greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii)"adequately capitalized" if the institution has a risk-based capital ratio of 8% or greater, a tier 1 or core capital to risk weighted assets ratio of 4% or greater, and a leverage ratio to adjusted total assets of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);(iii)"undercapitalized" if the institution has a risk based capital ration that is less than 8%, a tier 1 or core capital to risk weighted assets ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv)"significantly undercapitalized" if the institution has a risk-based capital ratio that is less than 6%, a tier one or core capital to risk weighted assets ratio that is less than 3%, or a leverage ratio to adjusted total assets ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At December 31, 1995, the Bank met the "well capitalized" criteria based on its capital ratios at that date. At December 31, 1995, the Bank had a ratio of total capital to risk-weighted assets of 11.8%, and a ratio of tier 1 capital to risk weighted assets of 10.8%. The Bank's ratio of tier one capital to total assets at December 31, 1995 was 6.1%.

The federal banking agencies have prescribed safety and soundness guidelines relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. Such guidelines impose standards based upon an institution's asset quality and earnings. The guidelines are intended to set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired.

Institutions are required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of their operations. Further, institutions must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with their size and the nature and scope of its operation.

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the appropriate federal banking agency. In the event that an institution, such as Derby Savings, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the agency, the institution would be required to correct the deficiency and the appropriate federal agency would also be authorized to:
(1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action.

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

FEDERAL HOME LOAN BANK SYSTEM.

Derby Savings is a member of the FHLBB, which is one of 12 regional Federal Home Loan Banks, each subject to Federal Housing Finance Board ("FHFB") supervision and regulation. The FHLBB provides a central credit facility for member institutions. As a member of the FHLBB, Derby Savings is required to own shares of capital stock in that bank in an amount equal to the greater of
(i) one percent of assets secured by residential housing; (ii) .3% of total assets; or (iii) 1/20 of outstanding advances. Derby Savings is in compliance with this requirement with an investment in FHLBB stock at December 31, 1995 of $9.8 million.

At December 31, 1995, FHLBB advances to the Bank were $96.9 million. The maximum amount which the FHLBB will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLBB, and the maximum amount generally is reduced by borrowings from any other source.

The FHFB has promulgated regulations that establish standards of community service or support as a basis for FHLB members to maintain continued access to long-term advances. Pursuant to the regulations, each FHLB member will provide a Community Support Statement ("CSS") to its FHLB for review on a schedule established by the FHFB. The CSS is to include information regarding the member's Community Reinvestment Act Evaluation, evidence of assistance to first-time home buyers, documentation of any judgments based on violations of the Fair Housing and Equal Credit Opportunity Acts, and evidence of community support. The FHFB will review certain of the statements and will require a Community Support Action Plan ("CSAP") if it disapproves the CSS. If the member has failed to submit a CSS, submits a CSAP that is not approved, or fails to substantially meet its CSAP within one year, the FHFB may restrict the member's access to long-term advances.

FEDERAL RESERVE SYSTEM

The FRB adopted regulations that require savings institutions to maintain non-earning reserves against their net transaction accounts (primarily NOW and regular checking accounts less certain permitted deductions), non-personal time deposits (those which are transferable or held by a depositor other than a natural person) with an original maturity or notice period of less than 18 months, and Eurocurrency liabilities. At December 31, 1995, Derby Savings was in compliance with the FRB's reserve requirement.

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

Derby Savings has generally computed its annual deduction for additions to its allowance for losses on qualifying real property loans using the percentage of taxable income method. Under the percentage of taxable income method, a qualifying institution may deduct up to a maximum of 8% of its taxable income after certain adjustments, subject to the limitations discussed below. The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts and certain other factors for qualifying institutions using the percentage of taxable income method is 31.28% (and at least 32.2% of taxable income above $10 million for tax years after 1992), assuming a tax rate of 34%. For 1995, the Bank computed its addition to the reserve for qualifying real property loans under the experience method. Under the experience method, a savings institution is permitted to deduct an amount based on average yearly credit losses over the current and previous five years.

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

As of December 31, 1995, Derby Savings' bad debt reserve for tax purposes totaled approximately $5.8 million. To the extent that (i) Derby Savings' reserve for losses on qualifying real property loans using the percentage of taxable income method exceeds the amount that would have been allowed under the experience method and (ii) Derby Savings makes distributions to its stockholders that are considered to result in withdrawals from its excess bad debt reserve, then the amounts considered to be withdrawn will be included in Derby Savings' taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the federal income tax, with respect to the withdrawal. Dividends paid out of Derby Savings' current or accumulated earnings and profits as calculated for federal income tax purposes will not be considered to result in withdrawals from Derby Savings' bad debt reserves. Distributions in excess of Derby Savings' current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of Derby Savings will generally be considered to result in withdrawals from Derby Savings' bad debt reserves. At December 31, 1994, Derby Savings had approximately $39.2 million in earnings and profits for tax purposes that would be available for distribution to the Company, it's sole stockholder, subject to various restrictions imposed by the Commissioner, without the imposition of this additional tax. The Company does not intend to cause Derby Savings to make any distribution that would be considered to be made out of its bad debt reserve.

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

STATE

State income taxation for the Company and Derby Savings is in accordance with the corporate income tax laws of Connecticut, which require a tax to be paid equal to the largest of amounts computed under three formulas. The first is a minimum tax of $250. The second is a tax based on the average level of deposits and other borrowed money on which interest is paid. The third is a tax based on 11.25% (scheduled to decrease in increments, to 7.5% by 2000), of the year's taxable income which, with certain exceptions, is equal to taxable income for federal purposes. Operating losses in any year may be carried forward to reduce taxable income over the succeeding five years.

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


EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information with respect to the persons who have been designated executive officers of the Company.

                          Age at            Officer
                      December 31, 1995      Since    Positions Held with Company
                      -----------------     -------   ---------------------------
Harry P. DiAdamo Jr.        52               1987     President,Chief Executive
                                                       Officer and Director

Alfred T. Santoro           46               1987     Vice President, Treasurer
                                                        and Chief Financial Officer

Thomas H. Wells             63                ---     Senior Vice President and
                                                        Chief Lending Officer of
                                                        Derby Savings Bank


Harry P. DiAdamo Jr., President and Chief Executive Officer of the Corporation and the Bank, has been a Director of Derby Savings since 1980 and served as Chairman of the Board from March 1984 to March 1985. He became President, Treasurer and Chief Executive Officer of the Bank in October 1984.
Mr. DiAdamo is also a member of the Executive Committee of the Corporation.
He recently completed his second two-year term on the Board of the Federal Home Loan Bank of Boston where he also served as chairman of its Audit Committee and as a member of the Finance Committee. Mr. DiAdamo is a member of the Mortgage Finance Committee of America's Community Bankers, and the Executive and Legislative Committees of the Connecticut Bankers Association, as well as a director of the Savings Bank Life Insurance Company and Griffin Health Services, and treasurer and Advisory Board member for WSHU Public Radio. He is president of the Shelton Educational Fund, and Endowment Fund chairman and past president of the board of Notre Dame High School in West Haven. Mr. DiAdamo is also a member of the New Britain Downtown Council and a Corporator of the Valley United Way, as well as past chairman of that organization's annual campaign.

Alfred T. Santoro, Vice President, Treasurer and Chief Financial Officer of the Corporation, joined Derby Savings in September 1985 as Vice President, Finance, was elected Senior Vice President and Chief Financial Officer in April 1987, and Executive Vice President and Chief Financial Officer in February 1993. In September 1995, he assumed responsibility for all operating and financial functions of the Company. Mr. Santoro, who holds an M.B.A. in finance from the University of New Haven, is a member and past president of the Connecticut Chapter of the Financial Managers Society. He currently serves on the Board of Trustees of the New Britain YWCA and is a member of its Finance Committee.

Thomas H. Wells joined the staff of Derby Savings in April 1974 bringing with him 11 years of mortgage banking experience. He became Vice President in January 1975 and in March 1985 was named Senior Vice President, Loans. As Chief Lending Officer, Mr. Wells is responsible for all aspects of retail lending (mortgage and consumer) as well as the Bank's Community Reinvestment Act programs. A Director of the Connecticut Appraisal Foundation, he is a licensed appraiser in the state of Connecticut, and is also a member and past president of the Appraisal Institute and holds the SRPA and SRA designations. Mr. Wells is on the Loan Committee of Neighborhood Housing Services in New Britain and the Prospect Review Committee of United Methodist Homes, Chairman of the Finance Committee at Seymour Congregational Church, and a member of the American Legion. His past affiliations include teaching residential appraisal and real estate finance for Fairfield University, and serving as President of Connecticut Chapter #38 of the Society of Real Estate Appraisers, Chairman of the Seymour Planning and Zoning Commission and chairman of the commercial division of the Valley United Way campaign.

ITEM 2. PROPERTIES

At December 31, 1995, Derby Savings had 22 banking offices located in New Haven, Fairfield and Hartford Counties. ATM's are currently in operation in 18 of the Bank's offices. The Bank is currently a member of NYCE and Cirrus, a shared national ATM network.

                     Original  Current  Percent
                      Office   Office   of Total
New Haven County:     Opened   Opened   Deposits         Owned or Leased     Note
-----------------    -------   ------   --------    ------------------------ ----
Derby                  1846     1976     14.00%     Owned                     --
Derby (HQ)             1985     1985       ---      Owned                     --
Orange Derby           1969     1985      6.96      Land leased, bldg. owned   1
Orange                 1987     1987      5.68      Leased                     2
Seymour                1981     1981      4.46      Owned                     --
Southbury              1988     1988      1.23      Leased                     3

FAIRFIELD COUNTY:
-----------------
Shelton                1964     1975      5.19      Owned                     --
Huntington             1970     1973      7.70      Owned                     --
Stratford              1989     1996      6.20      Leased                     4
Trumbull               1990     1990      5.26      Leased                     5
Fairfield              1993     1993      2.60      Leased                     6

HARTFORD COUNTY:
----------------
Avon                   1987     1992      1.64      Leased                     7
East Hartford          1992     1992      1.38      Leased                     8
Glastonbury            1992     1992      2.79      Owned                     --
New Britain:
 Main Street           1992     1992      8.03      Leased                     9
 South Main Street     1992     1992      3.81      Owned                     --
 Newington Avenue      1992     1992      5.07      Leased                    10
 West Main Street      1992     1992      3.31      Leased                    11
Newington              1992     1992      2.95      Leased                    12
Plainville             1992     1992      1.93      Leased                    13
Rocky Hill             1992     1992      4.03      Leased                    14
West Hartford          1992     1992      4.85      Leased                    15
W. Hartford Central    1992     1992       .93      Leased                    16
                                        ------
                                        100.00%

NOTES:

 1. Lease expires August, 2004. Subject to three five-year renewal options followed by one seven-and-a-half year renewal option.

 2. Lease expires July, 1997.  Subject to one ten-year renewal option.

 3. Lease expires November, 1996.  Subject to three five-year renewal options.

 4. Lease expires December, 2000. Subject to three three-year renewal options.

 5. Lease expires June, 1996.  Subject to one three-year renewal option.

 6. Lease expires April, 1996.  Subject to two five-year renewal options.

 7. Lease expires September, 1997.  Subject to one five-year renewal option.

 8. Leased expires September, 1999.  Subject to two five year renewal options.

 9. Leased expires April, 1999.  Subject to one five year renewal option.

10. Lease expires February, 1998. Subject to three three-year renewal options.

11. Lease expires February, 1998.  Subject to three five-year renewal options.

12. Lease expires December, 2000.  Subject to one ten-year renewal option.

13. Lease expires June, 1998.  Subject to three five-year renewal options.

14. Lease expires November, 1998.  Subject to two five-year renewal options.

15. Lease expires May, 2000.  Subject to two five-year renewal options.

16. Lease expires June, 1997.  Subject to one five-year renewal option.

The aggregate net book value of properties owned and used for offices at December 31, 1995 was $4.2 million and the aggregate net book value of lease-hold improvements on properties used for branch offices was $452,000.

The data processing for Derby Savings is supplied by an unaffiliated data processing company. The primary internal data processing equipment at Derby Savings consists of teller terminals, ATM's and other automated equipment with a net book value of $460,000 at December 31, 1995.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
Information as to the principal market on which the stock is traded, the Company's and the Bank's dividend policy, and the high and low closing sales prices for the stock are included on page 31 of the 1995 Annual Report to Stockholders and incorporated herein by reference. There were approximately 890 holders of record of the stock as of December 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data for the five years ended December 31, 1995, consisting of data captioned "Selected Financial and Other Data" on page 1 of the 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis on pages 9 through 31 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated statements of position of DS Bancor, Inc. and Subsidiary as of December 31, 1995 and 1994, the related consolidated statements of earnings and stockholders' equity and the consolidated statements of cash flows for each of the three years in the period ended December 31, 1995 together with the related notes and the report of Friedberg, Smith & Co., P.C., independent certified public accountants, all contained on pages 32 - 60 in the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

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

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). The following financial statements of the Company included in the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference in Item 8. The remaining information in said Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

        (i) Consolidated Statements of Position as of December 31, 1995 and
            1994.
       (ii) Consolidated Statements of Earnings for years ended December 31, 1995, 1994 and 1993.
      (iii) Consolidated Statements of Stockholders' Equity for years ended December 31, 1995, 1994 and 1993.
       (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.
       (vi) Notes to Financial Statements.
      (vii) Auditor's Opinion.

(a)(2). All financial statement schedules for which provision is made in applicable accounting regulations are inapplicable and have therefore been omitted.

(b) EXHIBITS AND REPORTS ON FORM 8-K. There were no Form 8-K filings during the quarter ended December 31, 1995.

(c) The following exhibits are either filed as part of this Report or are incorporated herein by reference.

       EXHIBIT 3.1.  Restated Certificate of Incorporation, as amended.

       EXHIBIT 3.2.  Bylaws

       EXHIBIT 10.1(a). Employment Agreement, dated December 3, 1985, with Harry P. DiAdamo Jr., as amended on August 31, 1987.

       EXHIBIT 10.1(b). Severance Agreement, dated November 28, 1986, with Alfred T. Santoro, as amended on August 31, 1987.

       EXHIBIT 10.1(c). Severance agreement with Thomas H. Wells, as amended (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended December 31, 1994).

       EXHIBIT 10.2.  Stock Option Plan, as amended.

       EXHIBIT 10.3. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 4 contained in the Company's Form S-8
       Registration Statement (Registration No. 33-53803) filed on March 25,
       1994).

       EXHIBIT 10.4(a). Form of Deferred Compensation Agreement with Management Directors.

       EXHIBIT 10.4(b). Form of Deferred Compensation Agreement with Non-Management Directors.

       EXHIBIT 10.5.  DS Bancor, Inc. Deferred Compensation Plan for Directors.

       EXHIBIT 10.6.  Derby Savings Bank Deferred Compensation Plan for
       Directors.

       EXHIBIT 10.7. Split Dollar Insurance Agreement, dated as of October 5, 1995 by and between Derby Savings Bank and Alfred T. Santoro.

       EXHIBIT 13. Annual Report to Stockholders for the year ended December 31, 1995.

       EXHIBIT 21.  Subsidiaries of the Company.

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

          DS BANCOR, INC.



Date:   March 28, 1996            By:        /S/ Harry P. DiAdamo Jr.
      -----------------                -----------------------------------
                                               Harry P. DiAdamo Jr.
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer:



           /S/ Harry P. DiAdamo Jr.                  Date:   March 28, 1996
  ----------------------------------------                 ------------------
               Harry P. DiAdamo Jr.
Director, President and Chief Executive Officer
         (Principal executive officer)


Chief Financial Officer:



              /S/ Alfred T. Santoro                  Date:   March 28, 1996
  ----------------------------------------                 ------------------
              Alfred T. Santoro
      Vice President, Treasurer and
         Chief Financial Officer
(Principal financial and accounting officer)

Directors:

         /S/ Michael F. Daddona Jr.                  Date:   March 28, 1996
  ----------------------------------------                 ------------------
           Michael F. Daddona Jr.
           Chairman of the Board


          /S/ Harry P. DiAdamo Jr.                   Date:   March 28, 1996
  ----------------------------------------                 ------------------
           Harry P. DiAdamo Jr.
         Director, President and
         Chief Executive Officer


          /S/ John F. Costigan                       Date:   March 28, 1996
  ----------------------------------------                 ------------------
          John F. Costigan
   Director and Corporate Secretary


         /S/ Achille A. Apicella                     Date:   March 28, 1996
  ----------------------------------------                 ------------------
            Achille A. Apicella
                 Director


         /S/ Walter R. Archer Jr.                    Date:   March 28, 1996
  ----------------------------------------                 ------------------
            Walter R. Archer Jr.
                 Director


         /S/ Angelo E. Dirienzo                      Date:   March 28, 1996
  ----------------------------------------                 ------------------
             Angelo E. Dirienzo
                 Director


         /S/ Laura J. Donahue                        Date:   March 28, 1996
  ----------------------------------------                 ------------------
             Laura J. Donahue
                Director


         /S/ Christopher H.B. Mills                  Date:   March 28, 1996
  ----------------------------------------                 ------------------
             Christopher H.B. Mills
                  Director


           /S/ John M. Rak                           Date:   March 28, 1996
  ----------------------------------------                 ------------------
               John M. Rak
                Director


         /S/ John P. Sponheimer                      Date:   March 28, 1996
  ----------------------------------------                 ------------------
             John P. Sponheimer
                 Director


          /S/ Gary M. Tompkins                       Date:   March 28, 1996
  ----------------------------------------                 ------------------
              Gary M. Tompkins
                  Director

                                INDEX TO EXHIBITS

                                                                      Page (by
Exhibit                                                               Sequential
Number     Identity of Exhibit                                        Numbering)
--------   ------------------------                                   ----------

3.1        Restated Certificate of Incorporation, as amended                  43

3.2        Bylaws                                                             58

10.1(a)    Employment Agreement, dated December 31, 985, with Harry P.        82
           DiAdamo, Jr., as amended on August 31, 1987.

10.1(b)    Severance Payment Agreement, dated November 28, 1986,              94
           with Alfred T. Santoro, as amended on August 31, 1987.

10.1(c)    Severance agreement with Thomas H. Wells, as amended                *
           (incorporated herein by reference to the exhibit contained in the Company's annual report on Form 10-K for the year ended
           December 31, 1994).

10.2       Stock Option Plan, as amended                                     100

10.3       1994 Stock Option Plan (incorporated herein by reference to         *
           Exhibit 4 contained in the Company's Form S-8 Registration
           Statement (Registration No. 33-53803) filed on March 25, 1994).

10.4(a)    Form of Deferred Compensation Agreement with Management           139
           Directors

10.4(b)    Form of Deferred Compensation Agreement with Non-Management       149
           Directors.

10.5       DS Bancor, Inc. Deferred Compensation Plan for Directors          159

10.6       Derby Savings Bank Deferred Compensation Plan for Directors       164

10.7       Split Dollar Insurance Agreement, dated as of October 5, 1995,    169
           by and between Derby Savings Bank and Alfred T. Santoro

13         Annual Report to Stockholders for the year ended December 31, 1995

21         Subsidiaries of the Company                                       175

23(a)      Consent of Friedberg, Smith & Co., P.C.                           176
           (Registrant No. 33-3699).

23(b)      Consent of Friedberg, Smith & Co., P.C.                           177
           (Registrant No. 33-71206).

23(c)      Consent of Friedberg, Smith & Co., P.C.                           178
           (Registrant No. 33-53803).
27         Financial Data Schedule.                                          179

* Previously filed.