Form 10-Q
period 1996-03-31
DS BANCOR INC
filed 1996-05-15
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            (MARK ONE)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended      March 31, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ____________________ to ____________________

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

                                      06418
                                   (Zip Code)

                                 (203) 736-1000
              (Registrant's telephone number, including area code)


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

          Class:  Common Stock, par value $1.00 per share
          Outstanding at May 12, 1996:  3,031,527 shares

                                    I N D E X

                                                                       Page(s)
                                                                       -------
Part 1 -- Consolidated Financial Statements
              A.  Consolidated Statements of Position                      1
              B.  Consolidated Statements of Earnings                      2
              C.  Consolidated Statements of Stockholders' Equity          3
              D.  Consolidated Statements of Cash Flows                    4
              E.  Notes to Consolidated Financial Statements          5 - 23
              F.  Selected Consolidated Financial and Other Data          24
              G.  Management's Discussion and Analysis               25 - 34

Part 2 -- Other Information                                               35

Signatures                                                                36

                               DS BANCOR, INC.

                     CONSOLIDATED STATEMENTS OF POSITION
                        (DOLLAR AMOUNTS IN THOUSANDS)


                                                                          MARCH 31,       DECEMBER 31,
                                                                            1996              1995
                                                                         -----------      ------------
                                                                                  (UNAUDITED)
ASSETS
  Cash and due from banks (Note 1)                                           $15,091          $18,425
  Federal funds sold (Note 1)                                                  2,445            2,305
  Securities (Notes 1 & 2)
     Trading                                                                   1,680            1,171
     Available-for-sale                                                      220,643          241,136
     Held-to-maturity (fair value:  $75,079 at
        March 31, 1995 and $77,394 at December 31, 1995)                      76,787           77,881
  Loans held-for-sale (Notes 1 & 3)                                            4,053            2,035
  Loans receivable (net of allowances for credit losses of $7,142
     at March 31, 1996 and $6,906 at December 31, 1995)(Notes 1 & 3)         888,995          873,304
  Federal Home Loan Bank of Boston stock, at cost (Note 8)                     9,793            9,793
  Accrued income receivable (Note 1)                                           7,321            7,746
  Bank premises and equipment, net (Notes 1 & 6)                               6,600            6,504
  Deferred income tax asset, net (Notes 1 & 10)                                2,826            3,293
  Foreclosed assets (net of allowances of $102 at March 31, 1996
    and $230 at December 31, 1995)(Notes 1 & 5)                                3,359            3,712
  Other assets (Note 13)                                                       8,146            7,178

                                                                         -----------      ------------
TOTAL ASSETS                                                              $1,247,739       $1,254,483
                                                                         -----------      ------------
                                                                         -----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 7)
     Non-interest bearing                                                    $35,144          $35,999
     Interest bearing                                                      1,035,039        1,022,146
                                                                         -----------      ------------

  Total                                                                    1,070,183        1,058,145
  Mortgagors' escrow                                                           6,205           11,193
  Advances from Federal Home Loan Bank of Boston (Note 8)                     84,612           96,876
  Other liabilities (Note 9)                                                   5,000            7,460
                                                                         -----------      ------------

     Total Liabilities                                                     1,166,000        1,173,674
                                                                         -----------      ------------

STOCKHOLDERS' EQUITY (NOTES 1, 11 & 14)
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                                                 --               --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued:  3,368,527; outstanding:  3,029,027                                3,368            3,368
  Additional paid-in capital                                                  44,514           44,514
  Retained earnings                                                           38,988           37,014
  Net unrealized (losses) gains on available-for-sale securities, net of
      tax of $432 at March 31, 1996 and ($301) at December 31, 1995             (618)             426
  Less:  Treasury stock, at cost (339,500 shares)                             (4,513)          (4,513)
                                                                         -----------      ------------

     Total Stockholders' Equity                                               81,739           80,809
                                                                         -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,247,739       $1,254,483
                                                                         -----------      ------------
                                                                         -----------      ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DS BANCOR, INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               QUARTER ENDED
                                                                                  MARCH 31,
                                                                             1996            1995
                                                                         -----------      ------------
                                                                                 (UNAUDITED)
INTEREST INCOME (NOTE 1)
  Interest and fees on loans                                                 $17,257          $15,390
  Taxable interest on securities                                               4,609            4,943
  Dividends on securities                                                        381              251
                                                                         -----------      ------------

     Total interest income                                                    22,247           20,584
                                                                         -----------      ------------

INTEREST EXPENSE
  Deposits (Note 7)                                                           12,174           10,579
  Borrowed funds (Note 8)                                                      1,228            1,152
  Less:  Penalties on premature time deposit withdrawals                         (26)             (60)
                                                                         -----------      ------------

     Net interest expense                                                     13,376           11,671
                                                                         -----------      ------------

NET INTEREST INCOME                                                            8,871            8,913
Provision for credit losses (Notes 1 & 3)                                        650              600
                                                                         -----------      ------------

Net interest income after provision for credit losses                          8,221            8,313
                                                                         -----------      ------------

NON-INTEREST INCOME
  Service charges and other income                                               693              660
  Net realized securities gains (losses) (Note 2)                                257           (1,598)
  Net (loss) gain on sale of loans                                               (56)           1,481
                                                                         -----------      ------------

     Total non-interest income, net                                              894              543
                                                                         -----------      ------------

NON-INTEREST EXPENSE
  Salaries and wages                                                            1,945           1,914
  Employee benefits (Note 9)                                                      693             671
  Occupancy (Note 6)                                                              540             493
  Furniture and equipment (Note 6)                                                243             256
  Foreclosed asset expense, net (Notes 1 & 5)                                     495             448
  Other                                                                         1,589           2,360
                                                                         -----------      ------------

     Total non-interest expense                                                 5,505           6,142
                                                                         -----------      ------------

Income before income taxes                                                      3,610           2,714
Provision for income taxes (Note 10)                                            1,453           1,096
                                                                         -----------      ------------

NET INCOME                                                                     $2,157          $1,618
                                                                         -----------      ------------
                                                                         -----------      ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 1)
  Primary                                                                   3,135,406       3,081,171
  Fully diluted                                                             3,173,128       3,081,171

EARNINGS PER SHARE (NOTE 1)
  Primary                                                                       $0.69           $0.53
  Fully diluted                                                                 $0.68           $0.53

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                    - 2 -

                               DS BANCOR, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (DOLLAR AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                           RETAINED EARNINGS
                                                                           -----------------
                                                            ADDITIONAL               UNREALIZED                   TOTAL
                                                COMMON        PAID-IN     RETAINED     GAINS &     TREASURY     STOCKHOLDERS'
                                                 STOCK        CAPITAL     EARNINGS     LOSSES       STOCK         EQUITY
                                                 ------      -------      -------     --------     --------       -------
                                                                                   (NOTE 1)



Balance--December 31, 1994                       $3,085      $37,780      $36,362     ($5,577)     ($4,513)       $67,137

Net income                                                                  1,618                                   1,618
Stock dividend declared on common

   stock (5%--March 15, 1995)                       137        3,283      (3,420)                                       0
Shares issued for fractional interest                             12                                                   12
Cash in lieu of fractional shares                                            (12)                                    (12)
Adjustment of unrealized losses, net                                                     3,358                      3,358
                                                 ------      -------      -------     --------     --------       -------

Balance--March 31, 1995                          $3,222      $41,075      $34,548     ($2,219)     ($4,513)       $72,113
                                                 ------      -------      -------     --------     --------       -------
                                                 ------      -------      -------     --------     --------       -------



Balance--December 31, 1995                       $3,368      $44,514      $37,014         $426     ($4,513)       $80,809

Net income                                                                  2,157                                   2,157
Cash dividend declared on common
   stock ($.06 per share)(Note   )                                          (183)                                   (183)

Adjustment of unrealized losses, net                                                   (1,044)                    (1,044)
                                                 ------      -------      -------     --------     --------       -------

Balance--March 31, 1996                          $3,368      $44,514      $38,988       ($618)     ($4,513)       $81,739
                                                 ------      -------      -------     --------     --------       -------
                                                 ------      -------      -------     --------     --------       -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               DS BANCOR, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (AMOUNTS IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
                                                              1996         1995
                                                           ----------     ----------
                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $2,157          $1,618
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses                                  650             600
    Provision for estimated losses on foreclosed assets          300             500
    Depreciation and amortization                                198             196
    Amortization of intangible assets                            181             178
    Net amortization of premiums/discounts on securities         208             139
    Net accretion (amortization) of deferred loan fees          (121)          1,414
    Benefit for deferred income taxes                           (226)            (14)
    Decrease in deferred income tax asset                      1,426             803
    Net securities (gain) loss                                  (153)          1,598
    Net gain on sale of loans                                    (19)         (1,481)
    Gains on sales of foreclosed assets                          (77)             (7)
    Net (increase) decrease in trading securities               (509)             78
    Decrease in accrued income receivable                        425             393
    Net decrease in other assets                               1,981             184
    Decrease in other liabilities                             (2,460)           (790)
                                                           ----------     ----------
      Net cash provided by operating activities                3,961           5,409
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured securities available-for-sale         18,479           2,938
  Proceeds from sale of securities available-for-sale            863          45,736
  Proceeds from matured securities held-to-maturity            4,051           2,296
  Purchase of securities available-for-sale                   (3,768)        (25,300)
  Purchase of securities held-to-maturity                     (3,000)         (6,000)
  Proceeds from loans sold to others                           1,604          30,981
  Purchases of loans from others                             (37,382)        (19,312)
  Net decrease (increase) in loans receivable                 17,092          (2,643)
  Premises and equipment additions                              (294)            (61)
  Proceeds from sale of foreclosed assets                        320             186
  Net decrease (increase) in foreclosed assets                   277            (142)
                                                           ----------     ----------
      Net cash used in investing activities                   (1,758)         28,679
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                         12,038          (1,118)
  Net increase in mortgagors' escrow                          (4,988)         (4,882)
  Net decrease in short term FHLBB advances                   (1,264)        (28,134)
  Proceeds from long term FHLBB advances                      55,000          10,000
  Repayment of long term FHLBB advances                      (66,000)        (10,000)
  Proceeds from issuance of common stock                          --              12
  Dividends paid to stockholders                                (183)            (12)
                                                           ----------     ----------
      Net cash provided (used) by financing activities        (5,397)         (34,134)
                                                           ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,194)             (46)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              20,730           18,628
                                                           ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $17,536          $18,582
                                                           ----------     ----------
                                                           ----------     ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the Consolidated Statements of Financial Position and reported amounts of income and expenses in the Consolidated Statements of Earnings for the periods then ended. Actual results may differ from those estimates.

MATERIAL ESTIMATES that are particularly susceptible to significant change in the near-term relate to the determination of the Allowance for credit losses and the valuation of real estate acquired in satisfaction of loans (foreclosed assets). Such estimates reflect the realization that the Bank's foreclosed assets and a substantial portion of the Bank's mortgage loans receivable are related to real estate located in markets in Connecticut, which have experienced value fluctuations in recent years.

While management uses available information to recognize possible losses on loans and foreclosed assets, including the services of professional appraisers for significant properties, future adjustments to the Allowance for credit losses and the Allowance for estimated losses on foreclosed assets may be necessary based on changes in economic and real estate market conditions in and around the Bank's service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's Allowance for credit losses and the Allowance for estimated losses on foreclosed assets and may require the Bank to recognize adjustments based on their judgement of information available to them at the time of their examination.

CASH EQUIVALENTS. For the purposes of the Consolidated Statements of Cash Flows, cash equivalents include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

SECURITIES are accounted for in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the classification of investment securities into categories of Held-to-maturity, Available-for-sale or Trading. Investments in debt securities are classified as Held-to-maturity only if there is a positive intent and ability to hold those securities to maturity. Carrying basis is measured at amortized cost adjusted for amortization of premiums and accretion of discounts generally computed using the level yield method. Equity securities and debt securities not classified as Held-to-maturity are classified as either Available-for-sale or Trading. Classifications as Available-for-sale are measured at fair value, with unrealized holding gains and losses, net of related income taxes, reported net as a separate component of Stockholders' Equity until realized. Trading securities are measured at fair value with unrealized holding gains and losses reflected in Non-interest income.

Declines in the fair value below amortized cost that are other than temporary for individual securities Available-for-sale and Held-to-maturity are recognized as write-downs of the individual securities to their fair value, with the write-downs included as a charge to operations as realized losses.

Mortgage-backed securities are accounted for in the same manner as debt securities and consist of certificates that are participation interests in pools of long-term first mortgage loans.

Gain or loss on dispositions of securities is based on the net proceeds and adjusted carrying amount of the securities sold using the specific identification method.

LOANS HELD-FOR-SALE generally consist of certain first mortgage loans that management has identified will most likely be sold for reasons of managing rate risk, liquidity, and/or asset growth, and are reflected at the lower of aggregate cost or estimated market value. Net unrealized losses, if any, resulting from market value less than cost are recognized through a valuation allowance by charges against income.

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

Effective January 1, 1995, the Bank implemented the provisions of SFAS Nos. 114/118, "Accounting by Creditors for Impairment of a Loan." The basic provisions of these statements eliminate the financial statement classification of in-substance foreclosed assets as foreclosed assets, resulting in the classification of such amounts and related specific allowance for credit losses as Loans receivable. Additionally, these statements address the accounting for loans considered impaired and the recognition of impairment. A loan is considered impaired when, in management's judgement, current information and events indicate it is probable that collection of all amounts due according to the contractual terms of the loan agreement will not be met. The provisions of these statements are prospective, with any adjustments resulting from initial application reflected as an adjustment to the provision for credit losses. The effect on the accompanying Consolidated Financial Statements of adopting these statements was not significant.

Interest on loans is included in income as earned, based on rates applied to principal amounts outstanding. The accrual of interest income is generally discontinued and all previously unpaid accrued interest is reversed when a loan becomes past due 90 days or more as to contractual payment of principal or interest, or is determined to be impaired. Interest on purchased loans is adjusted for the accretion of discounts and the amortization of premiums using the interest method over the contractual lives of the loans, adjusted for estimated prepayments.

Loan origination fees and certain direct related costs are deferred, and the net fee or cost is amortized as an adjustment of loan yield over the life of the related loan.

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

FORECLOSED ASSETS include real estate properties acquired through foreclosure proceedings or deeds accepted in lieu of foreclosure. These properties are initially recorded at the lower of the carrying value of the related loans or the estimated fair value of the real estate acquired, with any excess of the loan balance over the estimated fair value of the property charged to the Allowance for credit losses. Subsequent changes in the net realizable values are reflected by charges or credits to the Allowance for estimated losses on foreclosed assets. Costs relating to the subsequent development or improvement of a property are capitalized when value is increased. All other holding costs and expenses, net of rental income, if any, are expensed as incurred.

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

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Provisions for income taxes are computed based on all taxable revenue and deductible expense items included in the accompanying Consolidated Statements of Earnings regardless of the period in which such items are recognized for income tax filing purposes. The Company and it subsidiary file consolidated Federal and combined Connecticut income tax returns.

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

EMPLOYEE RETIREMENT BENEFITS and related deferred assets and liabilities are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Pension expense and postretirement health care expense are based on actuarial computations of current and future benefits for employees and retirees.

RECLASSIFICATION. For comparative purposes, certain amounts in prior period consolidated financial statements have been reclassified to conform with the current period classifications.

NOTE 2 - SECURITIES

Securities have been classified in the accompanying Consolidated Statements of Financial Position according to management's intent. Carrying amounts and approximate fair values of Securities were as follows (amounts in thousands):

                                                       MARCH 31, 1996
                                     ------------------------------------------
                                               GROSS UNREALIZED HOLDING
                                     AMORTIZED ------------------------ FAIR
                                        COST       GAINS     LOSSES     VALUE
                                     --------    --------   --------  --------
TRADING
Marketable equities                  $  1,660    $     38   $     18  $  1,680
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------

AVAILABLE-FOR-SALE
U.S. Government and agency
  obligations                        $  6,402    $     16   $    111  $  6,307
Mortgage-backed securities            198,762       1,580      2,522   197,820
Other bonds and notes                   2,175         ---         19     2,156
                                     --------    --------   --------  --------
       Total debt securities          207,339       1,596      2,652   206,283
Marketable equities                    13,253         285        405    13,133
Mutual funds                            1,101         126        ---     1,227
                                     --------    --------   --------  --------
Total                                $221,693    $  2,007   $  3,057  $220,643
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------


HELD-TO-MATURITY
Mortgage-backed securities             68,787          47      1,755    67,079
Money market preferred stock            8,000         ---        ---     8,000
                                     --------    --------   --------  --------
Total                                $ 76,787    $     47   $  1,755  $ 75,079
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------

                                                     DECEMBER 31, 1995
                                     -----------------------------------------
                                               GROSS UNREALIZED HOLDING
                                     AMORTIZED ------------------------ FAIR
                                        COST       GAINS     LOSSES     VALUE
                                     --------    --------   --------  --------
TRADING
Marketable equities                  $  1,148    $     23   $    ---  $  1,171
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------

AVAILABLE-FOR-SALE
U.S. Government and agency
  obligations                        $  8,297    $    109   $    ---  $  8,406
Mortgage-backed securities            213,538       2,378      1,826   214,090
Other bonds and notes                   4,175           3         11     4,167
                                     --------    --------   --------  --------
       Total debt securities          226,010       2,490      1,837   226,663
Marketable equities                    13,329         307        294    13,342
Mutual funds                            1,070          61        ---     1,131
                                     --------    --------   --------  --------
Total                                $240,409    $  2,858   $  2,131  $241,136
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------


HELD-TO-MATURITY
U.S. Government and agency
obligations                          $  2,000   $    ---    $    ---  $  2,000
Mortgage-backed securities             70,881          62        549    70,394
                                     --------    --------   --------  --------
       Total debt securities           72,881          62        549    72,394
Money market preferred stock            5,000         ---        ---     5,000
                                     --------    --------   --------  --------
Total                                $ 77,881    $     62   $    549  $ 77,394
                                     --------    --------   --------  --------
                                     --------    --------   --------  --------

The scheduled contractual maturities of debt securities at March 31, 1996 are as follows:

                                              AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                             -------------------   -------------------
                                             AMORTIZED    FAIR     AMORTIZED    FAIR
                                                COST      VALUE      COST       VALUE
                                             --------    --------   --------  --------
                                                       (AMOUNTS IN THOUSANDS)
Due in one year or less                      $  2,000    $  1,990  $    ---   $    ---
Due after one year through five years             176         167       ---        ---
Due after five years through ten years            701         717       ---        ---
Due after ten years                             5,700       5,589       ---        ---
                                             --------    --------   --------  --------
                                                8,577       8,463       ---        ---
Mortgage-backed securities                    198,762     197,820    68,787     67,079
                                             --------    --------   --------  --------
Total                                        $207,339    $206,283  $ 68,787   $ 67,079
                                             --------    --------   --------  --------
                                             --------    --------   --------  --------

Proceeds from sales of securities and realized gains (losses) from sales of securities were as follows:

                                        FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                        -----------------------------------------
                                                     GROSS REALIZED         NET
                                         PROCEEDS    --------------      (LOSSES)
                                        FROM SALES    GAINS     LOSSES    GAINS
                                        ----------    -----     ------    ------
                                                  (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE
Marketable equities                       $   863     $  195    $   42    $   153(a)
                                        ----------    -----     ------    ------
                                        ----------    -----     ------    ------

(A) EXCLUDES A $23,100 CAPITAL GAIN ON MUTUAL FUNDS.

                                         FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                        -----------------------------------------
                                                     GROSS REALIZED         NET
                                         PROCEEDS    --------------      (LOSSES)
                                        FROM SALES    GAINS     LOSSES    GAINS
                                        ----------    -----     ------    ------
                                                  (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE
U.S. Government and agency obligations   $ 27,994     $   ---   $ 1,223   $(1,223)
Other bonds and notes                      17,583         ---       555      (555)
                                        ----------    -------   -------   -------
                                           45,577         ---     1,778    (1,778)
Marketable equities                            54           9       ---         9
                                        ----------    -------   -------   -------
Total                                    $ 45,631     $     9   $ 1,778   $(1,769)
                                        ----------    -------   -------   -------
                                        ----------    -------   -------   -------

At March 31, 1996, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were approximately $4.0 million and $3.9 million, respectively.

NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE

The components of Loans receivable, net in the accompanying Consolidated Statements of Position were as follows:

                                             MARCH 31,           DECEMBER 31,
                                               1996                1995
                                             --------            --------
                                                  (AMOUNTS IN THOUSANDS)
MORTGAGE
        Residential real estate              $709,627            $695,419
        Commercial real estate                 33,022              31,234
        Multi-family real estate               11,674              11,237
        Residential construction                3,437               3,518
                                             --------            --------
                                              757,760             741,408
                                             --------            --------
CONSUMER
        Home equity lines of credit            80,644              78,523
        Home equity installment                20,834              21,735
        Collateral                              3,116               3,330
        All other                              19,991              21,492
                                             --------            --------
                                              124,585             125,080
                                             --------            --------
COMMERCIAL
        Commercial                             16,173              15,463
        Real estate development                 4,860               3,603
                                             --------            --------
                                               21,033              19,066
                                             --------            --------
TOTAL                                         903,378             885,554

Net deferred loan fees, premiums & discounts   (3,188)             (3,309)
Allowances for credit losses                   (7,142)             (6,906)
                                             --------            --------

                                              893,048             875,339
Residential real estate loans held-for-sale    (4,053)             (2,035)
                                             --------            --------

LOANS RECEIVABLE, NET                        $888,995            $873,304
                                             --------            --------
                                             --------            --------

Loans are summarized between fixed and adjustable rates as follows:

                                             MARCH 31,           DECEMBER 31,
                                               1996                1995
                                             --------            --------
                                                  (AMOUNTS IN THOUSANDS)
Fixed rate                                   $228,339            $224,741
Adjustable rate                               675,040             660,813
                                             --------            --------
Total                                        $903,379            $885,554
                                             --------            --------
                                             --------            --------

The Bank has sold certain mortgage loans and retained the related servicing rights (Note 20). The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $144.9 million and $147.1 million at March 31, 1996 and December 31, 1995, respectively.

The recorded investment in impaired loans (Note 1) at March 31, 1996 approximated $15.3 million and included approximately $12.2 million in mortgage loans, $1.8 million in consumer loans and $1.3 million in commercial loans. The amount of the related Allowance for credit losses on these loans at March 31, 1996 approximated $1.5 million. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $14.7 million. During the three months ended March 31, 1996, amounts recognized as interest income on impaired loans were not significant.

The recorded investment in impaired loans at December 31, 1995 approximated $13.8 million and included approximately $11.1 million in mortgage loans, $1.5 million in consumer loans and $1.2 million in commercial loans. The amount of the related Allowance for credit losses on these loans at December 31, 1995 approximated $1.6 million.

Activity in the Allowances for credit losses for the periods indicated were as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1996          1995
                                                  --------      --------
                                                   (AMOUNTS IN THOUSANDS)
MORTGAGE LOANS
         Balance at beginning of period            $ 4,183       $ 4,495
         Provision for credit losses                   650           400
         Loan charge-offs                             (391)         (444)
         Recoveries                                     48             5
                                                  --------      --------
         Balance at end of period                  $ 4,490       $ 4,456
                                                  --------      --------
                                                  --------      --------

CONSUMER LOANS
         Balance at beginning of period            $ 1,751       $ 1,266
         Provision for credit losses                   ---           200
         Loan charge-offs                              (86)         (139)
         Recoveries                                      1            47
                                                  --------      --------
         Balance at end of period                  $ 1,666       $ 1,374
                                                  --------      --------
                                                  --------      --------

COMMERCIAL LOANS
         Balance at beginning of period            $   972       $ 1,042
         Provision for credit losses                   ---           ---
         Loan charge-offs                              (27)          (21)
         Recoveries                                     41             2
                                                  --------      --------
         Balance at end of period                  $   986       $ 1,023
                                                  --------      --------
                                                  --------      --------

TOTAL ALLOWANCE FOR CREDIT LOSSES
         Balance at beginning of period            $ 6,906       $ 6,803
         Provision for credit losses                   650           600
         Loan charge-offs                             (504)         (604)
         Recoveries                                     90            54
                                                  --------      --------
         Balance at end of period                  $ 7,142       $ 6,853
                                                  --------      --------
                                                  --------      --------

In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At March 31, 1996, the Allowances for credit losses, which totaled approximately $7.1 million, included approximately $1.1 million allocated to the loans acquired in the Burritt transaction.

NOTE 4 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and manage its interest rate risk. These financial instruments substantially include commitments to extend credit and commitments to sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the accompanying Consolidated Statements of Position. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of non-performance by the counterparty for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank's exposure to market risk associated with commitments to sell residential mortgage loans relates to the possible inability of counterparties to meet contract terms or the Bank's inability to originate loans to fulfill these commitments.

COMMITMENTS TO EXTEND CREDIT. Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received. Loan commitments are subject to the same credit policies as loans and generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained is based on management's credit evaluation of the counterparty. Collateral held is primarily residential and commercial real property. Interest rates are generally variable with the exception of the unadvanced portions of construction loans, which have fixed rates of interest and generally mature within one year. The Bank also issues traditional letters of credit which commit the Bank to make payments on behalf of its customers based upon specific future events. Since many of the letters of credit are expected to expire without being drawn upon, the total letters of credit do not necessarily represent future cash requirements. Collateral is obtained based upon management's credit assessment of the customer.

The Bank's exposure to credit risk is represented by the contractual notional amount of those instruments and is summarized below:

                                                        MARCH 31,  DECEMBER 31,
                                                          1996       1995
                                                        --------   --------
                                                         (AMOUNTS IN THOUSANDS)
LOAN COMMITMENTS
  Commitments to extend credit                          $ 15,972   $ 15,648
  Commitments to purchase loans                              ---      6,151
  Unadvanced commercial lines of credit                   11,291     10,021
  Unadvanced portion of construction loans                 4,152      3,751
  Unused portion of home equity lines of credit           70,492     65,458
  Other consumer lines of credit                           1,371      1,263
                                                        --------   --------
Total                                                   $103,278   $102,292
                                                        --------   --------
                                                        --------   --------

Letters of credit                                       $  2,266   $  2,291
                                                        --------   --------
                                                        --------   --------

COMMITMENTS TO SELL RESIDENTIAL MORTGAGE LOANS. The Bank enters into forward commitments to sell residential mortgage loans to reduce market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, the Bank delivers originated loans at prices specified by the contracts. At March 31, 1996, the Bank had commitments of $560,000 to sell mortgage loans.


NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:

                                                 MARCH 31,       DECEMBER 31,
                                                   1996            1995
                                                 -------         -------
                                                    (AMOUNTS IN THOUSANDS)
One-to-four family residential                   $   947         $ 1,384
Multi-family                                         ---             ---
Commercial real estate                                 9              10
Land                                               2,505           2,548
                                                 -------         -------
Total                                              3,461           3,942
Allowance for estimated losses                      (102)           (230)
                                                 -------         -------
Foreclosed assets, net                           $ 3,359         $ 3,712
                                                 -------         -------
                                                 -------         -------

Activity in the Allowance for estimated losses on Foreclosed assets is as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1996          1995
                                                      ------        ------
                                                      (AMOUNTS IN THOUSANDS)
Balance at beginning of period                        $  230        $  439
Provision charged to expense                             300           500
Net losses charged to the allowance                     (428)         (631)
                                                      ------        ------
Balance at end of period                              $  102        $  308
                                                      ------        ------
                                                      ------        ------

Losses and expenses related to Foreclosed assets are summarized as follows:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1996          1995
                                                      ------        ------
                                                      (AMOUNTS IN THOUSANDS)
Provision charged to expense                          $  300        $  500
Gain on sale of real estate                              (77)           (7)
Holding costs and expenses                               277            (1)
Rental income                                             (5)          (44)
                                                      ------        ------
Foreclosed asset expense, net                         $  495        $  448
                                                      ------        ------
                                                      ------        ------

NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:

                                           MARCH 31,      DECEMBER 31,
                                             1996             1995
                                           -------        -------
                                              (AMOUNTS IN THOUSANDS)
Buildings and land                         $ 7,381        $ 7,381
Leasehold improvements                         912            870
Furniture and equipment                      6,302          6,077
                                           -------        -------
                                            14,595         14,328
Accumulated depreciation and amortization    7,995          7,824
                                           -------        -------
Bank premises and equipment, net           $ 6,600        $ 6,504
                                           -------        -------
                                           -------        -------

Depreciation and amortization included in Non-interest expense aggregated approximately $198,200 and $195,600 for the three months ended March 31, 1996 and 1995, respectively.

LEASES.
Rent expense for banking premises of $184,900 and $175,700 is included in Occupancy expense in the accompanying Consolidated Statements of Earnings for the three months ended March 31, 1996 and 1995, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at March 31, 1996 (AMOUNTS IN THOUSANDS):

         1996                                      $  465
         1997                                         536
         1998                                         366
         1999                                         224
         2000                                         105
         Thereafter                                   101
                                                   ------
         Total future minimum lease payments       $1,797
                                                   ------
                                                   ------

These leases include options to renew for periods ranging from 3 to 22 years.

NOTE 7 - DEPOSITS

Deposits were comprised of the following:

                                          MARCH 31,                 DECEMBER 31,
                                  -------------------------  -------------------------
                                           1996                        1995
                                  ----------------------------------------------------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
                                    RATES %        AMOUNT       RATES %       AMOUNT
                                  -------------  ----------  -------------  ----------
Demand                                           $   35,144                 $   35,999
NOW                               1.75-2.00%(a)      48,325  1.75-2.00%(a)      47,460
Regular and club savings             2.00           187,660     2.00           185,610
Money market deposit accounts       5.77 (b)        202,697   5.57 (b)         209,265
Time accounts                       5.59 (b)        596,357   5.66 (b)         579,811
                                                 ----------                 ----------
Total deposits                                   $1,070,183                 $1,058,145
                                                 ----------                 ----------
                                                 ----------                 ----------

       (a) Ranges indicate tiers
       (b) Weighted average stated rate

Time accounts at March 31, 1996 mature as follows:

                                           WEIGHTED AVERAGE
                         MATURITY            STATED RATE          AMOUNT
                         --------          ----------------       ------
                                           (DOLLAR AMOUNTS IN THOUSANDS)

                         One year or less       5.50%            $439,553
                         One to two years       5.72%              77,567
                         Two to three years     5.46%              23,196
                         Beyond                 6.12%              56,041
                                                                 --------
                         Total                  5.59%            $596,357
                                                                 --------
                                                                 --------

Time deposit accounts of $100,000 or more approximated $41.9 million at March 31, 1996. Of that amount, approximately $15.7 million mature in six months or less, $12.6 million mature after six months to one year, and $13.6 million mature after one year.

Interest expense on deposits is summarized as follows:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 1996            1995
                                               -------        -------
                                                  (AMOUNTS IN THOUSANDS)

NOW                                            $   226        $   225
Regular and club savings                           928          1,014
Money market deposits                            2,758          2,642
Time savings                                     8,222          6,661
Escrow                                              40             37
                                               -------        -------
Total interest expense on deposits             $12,174        $10,579
                                               -------        -------
                                               -------        -------

NOTE 8 - BORROWED FUNDS

Terms of the Advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:

                                         MARCH 31,              DECEMBER 31,
MATURITY/REPRICE DATE                      1996                    1995
- ---------------------            -----------------------  -----------------------
                                           (DOLLAR AMOUNTS IN THOUSANDS)

                                     WEIGHTED AVERAGE         WEIGHTED AVERAGE
                                 BALANCE   INTEREST RATE   BALANCE  INTEREST RATE
                                 --------  -------------  --------  -------------
1996                             $     48        ---      $  1,011         ---
1996                               60,654       5.57        71,955        5.45
1997                               19,190       5.55        19,190        5.55
1998                                1,600       5.48         1,600        5.48
1999                                2,200       8.60         2,200        8.60
2000                                  920       9.16           920        9.16
                                 --------                 --------
Total advances from the FHLBB    $ 84,612                 $ 96,876
                                 --------                 --------
                                 --------                 --------

The Bank has a cash management line of credit from the FHLBB in the amount of $20.0 million at March 31, 1996. At March 31, 1996 and December 31, 1995, the Bank had book overdrafts of approximately $48,000 and $1.0 million, respectively, which are included in advances from the FHLBB in the accompanying Consolidated Statements of Position.

Interest expense on borrowed funds is summarized as follows:

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------
                                                  1996           1995
                                                 ------         ------
                                                 (AMOUNTS IN THOUSANDS)

FHLBB advances                                   $1,228         $1,152
                                                 ------         ------
                                                 ------         ------

Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at March 31, 1996 and December 31, 1995.


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

The components of the net pension expense reflected in Employee benefits expense were as follows:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 1996           1995
                                                 ----           ----
                                              (AMOUNTS IN THOUSANDS)
Service cost-benefits earned during the period   $117           $ 87
Interest cost on projected benefit obligation     105             95
Expected return on plan assets                   (112)          (100)
Net amortization and deferral                      10             (2)
                                                 ----           ----
Net pension expense                              $120           $ 80
                                                 ----           ----
                                                 ----           ----

Assumptions used in the accounting were:
                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                  1996           1995
                                                  ----           ----
Discount/settlement rates                          7.00%          8.50%
Rates of increase in compensation levels           5.00%          5.00%
Expected long-term rate of return on assets        9.50%          9.50%

The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:

                                                    DECEMBER 31, 1995
                                                    -----------------
                                                  (AMOUNTS IN THOUSANDS)

Actuarial present value of benefit obligations:
      Accumulated benefit obligation - vested           $(4,543)
      Accumulated benefit obligation - nonvested           (120)
                                                        -------
        Total accumulated benefit obligation             (4,663)
Effect of projected future compensation levels           (1,964)
                                                        -------
Projected benefit obligation (PBO) for service
      rendered to date                                   (6,627)
Plan assets, at fair value *                              4,801
                                                        -------
PBO in excess of plan assets                             (1,826)
Unrecognized net asset existing at January 1, 1987
      being recognized over approximately 18 years          (84)
Unrecognized net loss from past experience different
      from that assumed, and effects of changes in
      assumptions                                         1,785
                                                        -------

Accrued pension cost included in Other liabilities      $  (125)
                                                        -------
                                                        -------

 * THE PLAN'S ASSETS ARE ALLOCATED AMONG EQUITY SECURITIES AND VARIOUS SHORT AND INTERMEDIATE TERM BOND FUNDS.

B. DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three months ended March 31, 1996 and 1995 was $26,700 and $25,100, respectively. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the quarters ended March 31, 1996 and 1995, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

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


C. THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three months ended March 31, 1996 and 1995 was $12,900 and $19,100, respectively.

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

                                                      DECEMBER 31, 1995
                                                      -----------------
                                                   (AMOUNTS IN THOUSANDS)
Accumulated postretirement benefit obligation:
      Retirees                                         $  (518)
      Fully eligible active plan participants             (213)
      Other active plan participants                    (1,973)
                                                       -------
         Total APBO                                     (2,704)
Unrecognized transition obligation                       1,812
Unrecognized net gains from past experience
      different from that assumed and effects
      of changes in assumptions                           (780)
                                                       -------
Accrued postretirement benefit cost
  included in Other liabilities                        $(1,672)
                                                       -------
                                                       -------

The APBO includes approximately $2.1 million attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits expense in the accompanying Consolidated Statements of Earnings included the following components:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                   1996         1995
                                                   ----         ----
                                                 (AMOUNTS IN THOUSANDS)
Service cost-benefits attributable to
   service during the period                       $ 56         $ 53
Interest cost on APBO                                47           47
Amortization                                         19           17
                                                   ----         ----
Net periodic postretirement benefit cost           $122         $117
                                                   ----         ----
                                                   ----         ----

For measurement purposes, a 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1995. The rate was assumed to decrease gradually to 4.0% in year 12 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

The weighted-average discount rate used in determining the APBO was 7.00%.

NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                    1996            1995
                                                   ------          ------
                                                   (AMOUNTS IN THOUSANDS)
CURRENT INCOME TAX PROVISION
            Federal                                $1,232          $  813
            State                                     447             297
                                                   ------          ------
Total current                                       1,679           1,110
                                                   ------          ------
DEFERRED INCOME TAX BENEFIT
           Federal                                   (203)            (10)
           State                                      (23)             (4)
                                                   ------          ------
Total deferred                                       (226)            (14)
                                                   ------          ------
TOTAL PROVISION FOR INCOME TAXES                   $1,453          $1,096
                                                   ------          ------
                                                   ------          ------

The Company's effective income tax rate differed from the Federal statutory tax rate as follows:
                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                   1996              1995
                                             --------------    --------------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
                                             Amount      %     Amount      %
                                             ------    ----    ------    ----
Tax at statutory Federal rate                $1,227    34.0    $  924    34.0
State tax*                                      280     7.7       193     7.2
Dividend income exclusion                       (54)   (1.5)      (22)   (0.8)
Other                                            --      --         1      --
                                             ------    ----    ------    ----
Effective rate on operations                 $1,453    40.2    $1,096    40.4
                                             ------    ----    ------    ----
                                             ------    ----    ------    ----
* NET OF FEDERAL TAX BENEFIT

The components of the net deferred income tax asset are as follows:

                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
                                                  (AMOUNTS IN THOUSANDS)
DEFERRED INCOME TAX LIABILITY
            Federal                               $  415       $  677
            State                                    147          253
                                                  ------       ------
                                                     562          930
                                                  ------       ------
DEFERRED INCOME TAX ASSET
            Federal                                3,236        3,077
            State                                  1,146        1,146
                                                  ------       ------
                                                   4,382        4,223
                                                  ------       ------
NET DEFERRED INCOME TAX ASSET                     $3,820       $3,293
                                                  ------       ------
                                                  ------       ------

The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:

                                              March 31, 1996  December 31, 1995
                                              --------------  -----------------
                                                    (AMOUNTS IN THOUSANDS)

Allowances for losses                             $2,298       $2,141
Depreciation                                        (136)        (122)
Deferred loan fees                                  (194)        (185)
Deferred compensation                                244          244
Loan expense                                         299          311
Employee benefits                                    812          745
Trading loss                                          (8)         (10)
Intangible asset                                     505          470
                                                  ------       ------
                                                   3,820        3,594
Unrealized losses                                   (432)        (301)
                                                  ------       ------
Net deferred income tax asset                     $3,388       $3,293
                                                  ------       ------
                                                  ------       ------

A summary of the change in the net deferred income tax asset for the three months ended March 31, 1996 and 1995 is as follows (AMOUNTS IN THOUSANDS):

Net deferred income tax asset at December 31, 1995       $3,293
Deferred tax provision:
  Income and expense                                        226
  Unrealized losses                                        (131)
                                                         ------
Net deferred income tax asset at March 31, 1996          $3,388
                                                         ------
                                                         ------

Net deferred income tax asset at December 31, 1994       $7,293
Deferred tax provision:
  Income and expense                                         14
  Unrealized losses                                      (2,390)
                                                         ------
Net deferred income tax asset at March 31, 1995          $4,917
                                                         ------
                                                         ------

The Company has recorded a net deferred income tax asset of approximately $3.4
million.   Realization is dependent on various factors and is not assured.
However, management is of the opinion that it is more likely than not that all of the net deferred tax asset will be realized.

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


NOTE 11 - STOCK OPTIONS

Under the Company's stock option plans, 456,682 shares of common stock, adjusted to reflect stock dividends, if any, were reserved at March 31, 1996. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the shares issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARS when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SARS holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made for the three months ended March 31, 1996 and 1995 inasmuch as management does not anticipate exercise of SARS at this time.

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:

                                       FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                       -----------------------------------------

Outstanding at beginning of period             351,140
Granted                                         39,500
Exercised                                          ---
Cancelled                                          ---
                                               -------
Outstanding at end of period                   390,640
                                               -------
                                               -------

As of March 31, 1996, 390,640 options were exercisable at prices ranging from $9.03 to $27.25.

At March 31, 1996, there were 390,640 options in the Plans that remained outstanding. Through March 31, 1996, 150,614 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been cancelled. 66,042 options are available for grant.

During the three months ended March 31, 1996, there were no SARS exercised. During the three months ended March 31, 1995, 1,313 SARS were exercised which resulted in payments to employees aggregating $6,200. These amounts are included in Salary and wage expense in the accompanying Consolidated Statements of Earnings for the three months ended March 31, 1995.


NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed Statements of Position for DS Bancor, Inc. were as follows:

                                               MARCH 31,     DECEMBER 31,
                                                 1996          1995
                                                -------       -------
                                            (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS

Cash in subsidiary bank                       $     609     $     812
Investment in bank subsidiary, at equity         80,782        79,658
Other assets                                        353           344
                                                -------       -------
TOTAL ASSETS                                    $81,744       $80,814
                                                -------       -------
                                                -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities                               $     5       $     5
                                                -------       -------

STOCKHOLDERS' EQUITY
Common Stock                                      3,368         3,368
Additional paid-in capital                       44,514        44,514
Retained earnings                                38,370        37,440
Less: Treasury stock, at cost (339,500 shares)   (4,513)       (4,513)
                                                -------       -------
TOTAL STOCKHOLDERS' EQUITY                       81,739        80,809
                                                -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $81,744       $80,814
                                                -------       -------
                                                -------       -------

The condensed Statements of Earnings were as follows:
                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     1996            1995
                                                    ------          ------
                                                   (DOLLAR AMOUNTS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATE)

INCOME
            Other income                           $    10          $   13
                                                    ------          ------
Total income                                            10              13
                                                    ------          ------

EXPENSE
            Other expense                               30              48
                                                    ------          ------
Total expense                                           30              48
                                                    ------          ------

Income before income tax and change in equity
   of subsidiary                                       (20)            (35)
Income tax benefit                                       8              15
                                                    ------          ------
Income before change in equity of subsidiary           (12)            (20)
Change in equity of subsidiary                       2,169           1,638
                                                    ------          ------

NET INCOME                                          $2,157          $1,618
                                                    ------          ------
                                                    ------          ------
WEIGHTED AVERAGE SHARES OUTSTANDING
            Primary                               3,135,406      3,081,171
            Fully Diluted                         3,173,128      3,081,171

EARNINGS PER SHARE
            Primary                                  $ 0.69         $ 0.53
            Fully diluted                            $ 0.68         $ 0.53



The condensed changes in the components of Stockholders' Equity for the three months ended March 31, 1996 and 1995 were as follows:
                                                 Additional
                                         Common   Paid-In    Retained  Treasury
                                          Stock   Capital    Earnings   Stock
                                         ------  -------     -------   -------
                                           (DOLLAR AMOUNTS IN THOUSANDS)

Balance - December 31, 1994              $3,085  $37,780     $30,785   $(4,513)
Net income                                                     1,618
Stock dividend declared on common stock     137    3,283      (3,420)
Shares issued for fractional interest                 12
Cash in lieu of fractional shares                                (12)
Adjustment for unrealized losses, net                          3,358
                                         ------  -------     -------   -------
Balance - March 31, 1995                 $3,222  $41,075     $32,329   $(4,513)
                                         ------  -------     -------   -------
                                         ------  -------     -------   -------


Balance - December 31, 1995              $3,368  $44,514     $37,440   $(4,513)
Net income                                                     2,157
Cash dividend declared on common stock                          (183)
Adjustment for unrealized losses, net                         (1,044)
                                         ------  -------     -------   -------
Balance - March 31, 1996                 $3,368  $44,514     $38,370   $(4,513)
                                         ------  -------     -------   -------
                                         ------  -------     -------   -------

The condensed Statements of Cash Flows were as follows:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                   1996      1995
                                                   -----     -----
                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
            Interest on deposit account            $  10     $  13
            Cash paid to suppliers                   (30)      (47)
                                                   -----     -----
              Net cash provided from
                  operating activities               (20)      (34)
                                                   -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES
            Dividends paid to stockholders          (183)      (12)
            Issuance of common stock                 ---        12
                                                   -----     -----
              Net cash applied to financing
                  activities                        (183)       ---
                                                   -----     -----

Net decrease in cash                                (203)      (34)
Cash at beginning of period                          812       860
                                                   -----     -----
CASH AT END OF PERIOD                              $ 609     $ 826
                                                   -----     -----
                                                   -----     -----



A reconciliation of net earnings to cash provided by operating activities was as follows:

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                       1996       1995
                                                      --------    ------
                                                  (AMOUNTS IN THOUSANDS)

Net Income                                              $2,157    $1,618
Items not resulting in cash flow:
            Equity in undistributed earnings
               of subsidiary                            (2,168)   (1,638)
            Increase in income tax benefits
               receivable                                   (9)      (14)
                                                      --------    ------
Net cash flow from operating activities               $    (20)   $  (34)
                                                      --------    ------
                                                      --------    ------

NOTE 13 - ACQUISITION OF BURRITT INTERFINANCIAL BANCORPORATION

On December 4, 1992, Derby Savings entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC, pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, Connecticut in an FDIC-assisted transaction.

In the transaction, the Bank assumed approximately $460 million of insured deposits and approximately $5.5 million of other liabilities of Burritt. The assets of Burritt acquired included, among others, loans totaling approximately $169.3 million that were purchased at a $10.4 million discount (Note 3). The Bank recorded approximately $5.0 million as a core deposit intangible, which is included in Other assets and approximated $2.7 million, net of amortization, at March 31, 1996 (Note 1).

NOTE 14 - REGULATORY MATTERS

DS Bancor and Derby Savings Bank, pursuant to the regulations of the Federal Reserve Board (the "Board") and the FDIC, respectively, are subject to risk-based capital standards. These risk-based standards require a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital (primarily Stockholders' Equity).

The Board has supplemented these standards with a minimum leverage ratio of 3.0% of tier 1 capital to total assets. The Board has indicated that all but the most highly rated bank holding companies should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. The FDIC has adopted a similar leverage requirement.

In August 1995, the FDIC and the Connecticut Banking Commissioner terminated the Memorandum entered into by the Bank in April 1992. The Memorandum, as amended, required that the Bank achieve a tier 1 capital to total assets ratio of at least 5.75% by June 30, 1995. Additionally, the Memorandum limited the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

By June 30, 1995, the Bank had achieved a tier 1 capital to total assets ratio of 5.9%, which led to the termination of the Memorandum by the FDIC and the Connecticut Banking Commissioner. At March 31, 1996, this ratio stood at 6.3%. In connection with the termination of the Memorandum, the Bank's Board of Directors has adopted a policy that limits the payment of cash dividends by the Bank to the Company up to 10% of the Bank's net income.

The following table summarizes the capital ratios of DS Bancor and Derby Savings Bank at March 31, 1996:
                                                          RISK-BASED
                                                          ----------
                             LEVERAGE RATIO           TIER 1     TOTAL
                             --------------           ------    ------
DS Bancor                          6.4%               11.11%    12.11%
Derby Savings Bank                 6.3%               10.98%    11.98%

                      SELECTED FINANCIAL AND OTHER DATA
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE QUARTER
                                                          ENDED MARCH 31,
                                                        ------------------
                                                         1996           1995
                                                        -------        ------
                                                              (UNAUDITED)
OPERATING DATA:
  Interest income                                       $22,247        $20,584
  Interest expense                                       13,376         11,671
                                                        -------        -------
  Net interest income                                     8,871          8,913
  Provision for credit losses                               650            600
                                                        -------        -------

  Net interest income after provision for credit
     losses                                               8,221          8,313
  Non-interest income, net                                  894            543
  Non-interest expense                                    5,505          6,142
                                                        -------        -------

Income before income taxes                                3,610          2,714
Provision for income taxes                                1,453          1,096
                                                        -------        -------

Net Income                                               $2,157         $1,618
                                                        -------        -------
                                                        -------        -------

Earnings Per Share
  Primary                                                 $0.69          $0.53
  Fully diluted                                           $0.68          $0.53

STATISTICAL DATA:
  Net interest rate spread (a)                             2.58%          2.86%
  Net yield on average interest-earning assets (a)         2.94%          3.10%
  Return on average assets (a)                             0.70%          0.55%
  Return on average stockholders' equity (a)              10.36%          9.11%
  Average stockholders' equity to average assets           6.73%          5.99%

MARKET PRICES OF COMMON STOCK:
  High                                                   $33.50         $27.50
  Low                                                    $24.75         $21.75
  At March 31                                            $32.75         $24.25

FINANCIAL CONDITION AND OTHER DATA AT:                  MARCH 31,   DECEMBER 31,
                                                          1996          1995
                                                        -------        ------
                                                               (UNAUDITED)
  Total assets                                        $1,247,739    $1,254,483
  Loan portfolio, net                                    893,048       875,339
  Securities portfolio                                   299,110       320,188
  Deposits                                             1,070,183     1,058,145
  Federal Home Loan Bank of Boston advances               84,612        96,876
  Stockholders' equity                                    81,739        80,809
  Book value per share                                     26.99         26.68

  Leverage ratio                                            6.39%         6.19%

  Tier 1 capital to risk-weighted assets                   11.11%        10.94%

  Total capital to risk-weighted assets                    12.11%        11.91%


  Non-performing loans                                    15,255        13,768

  Foreclosed assets                                        3,359         3,712
                                                          ------        ------

    Total non-performing assets                           18,614        17,480

 Restructured loans                                        4,118         4,385


  Allowance for credit losses                              7,142(b)     6,906(b)
  Allowance as a percentage of non-performing loans         46.8%        50.2%
- -------------------
(A) ANNUALIZED.

(B) INCLUDES $1.1 MILLION AND $1.2 MILLION, ALLOCATED TO LOANS ACQUIRED AS PART OF THE BURRITT TRANSACTION, FOR MARCH 31, 1996 AND DECEMBER 31, 1995, RESPECTIVELY.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                 COMPARISON OF RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   GENERAL. Net income for the first quarter ended March 31, 1996 totaled $2,157,000 or $.68 per share (fully diluted) compared to $1,618,000 or $.53 per share (fully diluted) for the comparable period in 1995. Net income for the three months ended March 31, 1996 represented an annualized return on average assets of .70% compared to .55% for the corresponding period in 1995.

   Income before taxes of $3.6 million for the current period represents an $896,000 or 33.0% increase compared to income before taxes for the prior year period. This increase essentially resulted from a $351,000 increase in non-interest income and a decline in non-interest expense of $637,000 for the current quarter compared to the year earlier period. Net interest income for the first quarter of 1996 of $8.9 million remained virtually unchanged, posting a $42,000 decline from the first quarter of 1995, while the provision for credit losses of $650,000 in the current period represented a $50,000 increase from the prior year period.

    INTEREST INCOME. Interest and fee income from loans and interest from investment securities increased $1.7 million or 8.1% during the three months ended March 31, 1996 compared to the corresponding period in 1995. The increase in interest income was due to the combined effect of an increase in the yield on average interest-earning assets and an increase in the volume of average interest-earning assets outstanding for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

    The average yield on interest-earning assets increased 22 basis points (100 basis points equals one percent) from 7.15% during the first quarter of 1995 to 7.37% during the current quarter. The increase in yield on interest-earning assets, achieved during a general decrease in the level of interest rates between the periods, reflects the Company's strategy of placing greater emphasis on variable rate loan products as opposed to securities and also the ongoing control of the level of non-performing assets. Total interest-earning assets increased $56.0 million to $1,207.8 million in the first quarter 1996 compared to $1,151.8 million in the first quarter 1995. Growth in total loans accounted for $42.0 million of the increase in interest-earning assets. The yield on loans increased by 50 basis points during this period from 7.35% to 7.85%. The combination of higher yields and greater average loans outstanding produced $1.9 million in additional interest income in the first quarter of 1996 compared to the same period in 1995. In contrast, the yield on taxable securities declined by 53 basis points from 6.62% to 6.09% between the same periods, while the average balance outstanding increased by $16.8 million, the net effect of which resulted in a $136,000 decline in interest income from the securities portfolio between the two periods.

    INTEREST EXPENSE. Interest expense increased $1.7 million or 14.6% during the three months ended March 31, 1996 compared to the corresponding period in 1995. The increase in interest expense was due to a change in the mix of interest-bearing liabilities and an increase in average interest-bearing liabilities outstanding between the two periods. Average interest-bearing liabilities increased by $28.7 million or 2.6% to $1,117.5 million at March 31, 1996 compared to $1,088.8 million at March 31, 1995. Growth in total deposits of $27.0 million between the comparable periods accounted for the majority of the increase in interest-bearing liabilities. The cost of deposits increased 52 basis points between the first quarters of 1995 and 1996, rising from 4.18% to 4.70%. The increase in the average cost of deposits resulted from a shift in deposit funds from lower costing regular savings to higher costing certificates of deposit. Regular savings accounts declined by $12.0 million between the two periods while certificates of deposit increased by $16.5 million. The cost of borrowings also increased over the comparable periods by 25 basis points from 5.63% to 5.88%. Average borrowed funds increased slightly from $81.9 million at March 31, 1995 to $83.6 million at March 31, 1996.

    NET INTEREST INCOME. Net interest income remained virtually unchanged at $8.9 million for the quarters ended March 31, 1995 and March 31, 1996. The net interest rate spread declined by 28 basis points from 2.86% at March 31, 1995 to 2.58% for the current quarter. The net yield on average interest-earning assets during the same period decreased by 16 basis points from 3.10% to 2.94%.

    The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------------------------------
                                                                             1996                              1995
                                                              ----------------------------------    -----------------------------
                                                                                  (AMOUNTS IN THOUSANDS)
                                                                AVERAGE                   YIELD/      AVERAGE               YIELD/
                                                                BALANCE      INTEREST      RATE       BALANCE   INTEREST     RATE
                                                              ----------     --------     -----     ----------  --------    -----
INTEREST-EARNING ASSETS
  Loans                                                       $  879,027      $17,257     7.85%     $  836,990   $15,390    7.35%
  Taxable securities                                             311,156        4,737     6.09         294,392     4,873    6.62
  Federal funds                                                    7,854           99     5.04          11,535       163    5.65
  FHLBB stock                                                      9,793          154     6.29           8,899       158    7.10
                                                              ----------     --------               ----------  --------
TOTAL INTEREST-EARNING ASSETS                                 $1,207,830       22,247     7.37      $1,151,816    20,584    7.15
                                                              ----------     --------               ----------  --------
                                                              ----------     --------               ----------  --------

INTEREST-BEARING LIABILITIES
  Deposits                                                    $1,033,919       12,148     4.70      $1,006,899    10,519    4.18
  Borrowed funds                                                  83,575        1,228     5.88          81,877     1,152    5.63
                                                              ----------     --------               ----------  --------
TOTAL INTEREST-BEARING LIABILITIES                            $1,117,494      13,376      4.79      $1,088,776    11,671    4.29
                                                              ----------     --------               ----------  --------
                                                              ----------     --------               ----------  --------
NET INTEREST INCOME                                                          $ 8,871                            $  8,913
                                                                             --------                           --------
                                                                             --------                           --------
NET INTEREST RATE SPREAD                                                                  2.58%                             2.86%
                                                                                          -----                             -----
                                                                                          -----                             -----
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                              2.94%                             3.10%
                                                                                          -----                             -----
                                                                                          -----                             -----


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



                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                     1996 COMPARED TO 1995
                                  ----------------------------
                                  VOLUME       RATE      NET
                                  ------     -------    ------
                                      (AMOUNTS IN THOUSANDS)
INTEREST EARNED ON:
  Loans                           $  795      $1,072    $1,867
  Taxable securities                 268        (404)     (136)
  Federal funds                      (48)        (16)      (64)
  FHLBB stock                         15         (19)       (4)
                                  ------     -------    ------
INTEREST INCOME                    1,030         633     1,663
                                  ------     -------    ------

INTEREST PAID ON:
  Deposits                           289       1,340     1,629
  Borrowed funds                      24          52        76
                                  ------     -------    ------
INTEREST EXPENSE                     313       1,392     1,705
                                  ------     -------    ------
                                  ------     -------    ------

NET INTEREST INCOME               $  717      $ (759)   $  (42)
                                  ------     -------    ------
                                  ------     -------    ------

    PROVISION FOR CREDIT LOSSES. The Bank provided $650,000 for credit losses for the first quarter of 1996 compared to $600,000 for the first quarter 1995. At the end of the first quarter of 1996, the Company's allowance for credit losses totaled $7.1 million, representing 46.8% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $1.1 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

    NON-INTEREST INCOME. Non-interest income increased $351,000 or 64.6% from $543,000 during the first quarter of 1995 to $894,000 during the first quarter of 1996. During the first quarter of 1996, net realized securities gains totaled $257,000 compared to a net realized loss of $1.6 million for the 1995 period. During the first quarter of 1996, there was a net gain of $18,000 on the sale of $1.6 million of loans. This gain was offset by a $78,000 market valuation charge on loans classified as held-for-sale. During the first quarter of 1995, there was a net gain on the sale of loans of $1.5 million. In a balance sheet restructuring effort during the first quarter of 1995, the Bank sold $45.6 million in investment securities and $29.5 million in mortgage loans. As a result of those transactions during the first quarter of 1995, the Bank incurred a net loss of $288,000. Service charges and other income, comprised principally of loan service and deposit related fees, increased $33,000 or 5.0% from $660,000 for the first quarter of 1995 to $693,000 for the current quarter.

    NON-INTEREST EXPENSE. Non-interest expense decreased $637,000 or 10.4% from $6.1 million during the first quarter of 1995 to $5.5 million during the corresponding period in 1996. The primary reason for the decline in non-interest expense was the reduction in the deposit insurance premium assessed by the FDIC. In the first quarter 1995 the FDIC deposit insurance premium paid by the Bank totaled $660,500. As a result of the full recapitalization of the Bank Insurance Fund during 1995, the deposit insurance premium assessed by the FDIC to the Bank for the first quarter of 1996 dropped to $750.

    Salaries and employee benefits, the largest component of the Company's cost of operations, totaled $2.6 million, increasing $53,000 or 2.1% in the 1996 period compared to the first quarter 1995. For the current quarter, foreclosed asset expense totaled $495,000 compared to $448,000 for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets, which amounted to $300,000 in the current quarter compared to $500,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

    As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $378,000 for the current quarter compared to $171,000 for the year earlier period.

    NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, increased by 40 basis points from (1.89%) during the quarter ended March 31, 1995 to (1.49%) during the current 1996 period. Non-interest income, as a percentage of average assets (annualized), increased from .18% to .29% for the quarters ended March 31, 1995 and 1996, respectively. Non-interest expense, as a percentage of average assets (annualized), decreased 29 basis points from 2.07% during the quarter ended March 31, 1995 to 1.78% during the current quarter.

                  NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                      AS A PERCENTAGE OF AVERAGE ASSETS

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                        1996          1995
                                      -------       -------
NON-INTEREST INCOME                     .29            .18
                                      -------       -------

NON-INTEREST EXPENSE
  Foreclosed asset                      .16            .15
  FDIC insurance premium                ---            .22
  Other                                1.62           1.70
                                      -------       -------
TOTAL NON-INTEREST EXPENSE             1.78           2.07
                                      -------       -------

NET NON-INTEREST MARGIN               (1.49)         (1.89)
                                      -------       -------
                                      -------       -------

    PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1.5 million reflecting a 40.2% effective income tax rate, compared to $1.1 million or an effective income tax rate of 40.4% for the comparable 1995 period.

FINANCIAL CONDITION

    The Company's assets totaled $1,247.7 million at March 31, 1996, representing a $6.7 million or .5% decrease from year end 1995. The decrease in total assets during the first quarter of 1996 was primarily attributable to a reduction in investment securities of $21.1 million and an increase in net loans and loans held-for-sale of $17.7 million.

The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $749.7 million, representing 60.1% of total assets at March 31, 1996 compared to $735.3 million or 58.6% of total assets at year end 1995. The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences totaled $701.8 million or 78.3% of the Bank's total loan portfolio at March 31, 1996 compared to $691.6 million, representing 78.4% of the total loan portfolio, at year end 1995. Mortgage loans closed during the first quarter of 1996 totaled $15.2 million compared to $12.2 million closed during the first quarter of 1995. As in prior years, the Bank continued to supplement local loan origination through the purchase of single family adjustable rate mortgage loans. The Bank purchased $37.4 million of these loans during the first quarter of 1996 compared to $19.3 million during the comparable 1995 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

    Multi-family housing loans totaled $11.6 million or 1.3% of the total loan portfolio at March 31, 1996 compared to $11.2 million or 1.3% of the total loan portfolio at year end 1995. Loans to finance commercial real estate totaled $32.8 million or 3.6% of the total loan portfolio at March 31, 1996. At year end 1995, this portfolio totaled $31.1 million, representing 3.5% of total loans. Loans to finance real estate construction, primarily residential condominiums and single family residences totaled $3.4 million or .4% of total loans at March 31, 1996 compared to $3.5 million or .4% of total loans at year end 1995. Unadvanced construction commitments approximated $1.4 million at March 31, 1996 and $2.1 million at December 31, 1995.

    The Company's investment in consumer loans totaled $125.5 million, representing 13.9% of total loans at March 31, 1996, compared to $125.9 million or 14.2% of total loans at year end 1995. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $151.1 million, with $80.6 million in use at March 31, 1996 compared to $144.0 million, with $78.5 million in use at year end 1995. The remainder of the consumer loan portfolio is substantially comprised of home equity loans and automobile loans. Home equity loans of $20.8 million at March 31, 1996 decreased by $.9 million during the first quarter 1996. Automobile loans of $16.3 million at March 31, 1996 decreased by $1.6 during the first quarter 1996.

    During 1995, the Company's automobile loan portfolio increased by $15.3 million to $17.9 million at December 31, 1995. The growth in the automobile portfolio was attributable to the periodic purchase of $16.6 million of sub-prime automobile loans from a third party provider and servicer. During the first quarter of 1996, the Company took over servicing of this portfolio which totaled approximately $15.8 million. After a complete file review, the Company allocated approximately $700,000 to repossessed collateral and wrote off approximately $900,000 against a cash reserve account that had been established in conjunction with the purchase of these loans. At March 31, 1996, the remaining cash reserve balance and the Company's allowance for credit losses specifically allocated for these loans totaled approximately $1.0 million.

    In addition to mortgage and consumer lending, the Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $21.0 million at March 31, 1996, reflecting a $2.0 million or 1.7% increase from the $19.0 million invested at year end 1995. At March 31, 1996, $4.9 million or 23.2% of this portfolio was invested in loans for the development of real estate and $16.1 million or 76.8% was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $2.7 million at March 31, 1996 and $1.6 million at December 31, 1995.

    NON-PERFORMING ASSETS. At March 31, 1996, non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements Note 1) totaled $18.6 million, representing 1.5% of total assets, compared to $17.5 million of non-performing assets, or 1.4% of total assets, at year end 1995. At March 31, 1996, foreclosed assets totaled $3.4 million, representing .3% of total assets, compared to $3.7 million or .3% of total assets at year end 1995.

    The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:


                                         March 31, 1996                                   December 31, 1995
                         ----------------------------------------------    ----------------------------------------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
                                                      Allowance for                                     Allowance for
                          Non-performing Loans        Credit Losses         Non-performing Loans        Credit Losses
                         ----------------------    --------------------    ----------------------    --------------------
                                                             % of Non-                                         % of Non-
                                    % of Loans               Performing               % of Loans               Performing
LOAN TYPE                Balance    Outstanding    Balance     Loans       Balance    Outstanding    Balance     Loans
- ---------                --------   -----------    --------  ----------    -------    -----------    -------   ----------
MORTGAGE
  1-4 Family             $  8,429       1.2%                               $ 7,251        1.0%
  Commercial                1,446       4.4                                  1,495        4.8
  Multi-family              2,280      19.6                                  2,354       21.1
                         --------                                          -------
TOTAL MORTGAGE             12,155       1.6         $4,490      36.9%       11,100        1.5         $4,183      37.7%
                         --------                                          -------

CONSUMER
  HELOC                       941       1.2                                    978        1.2
  All other                   820       1.8                                    480        1.0
                         --------                                          -------
TOTAL CONSUMER              1,761       1.4          1,666      94.6         1,458        1.2          1,751     120.1
                         --------                                          -------

COMMERCIAL
  Real estate
    development               314       6.5                                    314        8.7
  All other                 1,025       6.4                                    896        5.8
                         --------                                          -------
TOTAL COMMERCIAL            1,339       6.4            986      73.7         1,210        6.4            972      80.3
                         --------                   ------                 -------                    ------
TOTAL                     $15,255       1.7         $7,142      46.8       $13,768        1.6         $6,906      50.2
                         --------                   ------                 -------                    ------
                         --------                   ------                 -------                    ------

    The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:

                                    MARCH 31,                        DECEMBER 31,
                                -----------------   -----------------------------------------------
                                 1996       1995      1995      1994      1993      1992      1991
                                -------   -------   -------   -------   -------   -------   -------
                                                     (AMOUNTS IN THOUSANDS)
NON-ACCRUAL LOANS:
  Mortgage                      $11,559   $10,530   $10,658   $11,000   $12,302   $18,387   $18,984
  Consumer                        1,728     1,402     1,421     1,280     1,789     2,082     1,616
  Commercial                      1,339     1,640     1,210     1,576     3,215     3,901     8,108
                                -------   -------   -------   -------   -------   -------   -------
TOTAL                            14,626    13,572    13,289    13,856    17,306    24,370    28,708
                                -------   -------   -------   -------   -------   -------   -------

ACCRUING LOANS PAST
  DUE 90 DAYS:
  Mortgage                          596     2,052       442     1,186     2,317     3,006     4,096
  Consumer                           33       112        37       ---       249         1       151
                                -------   -------   -------   -------   -------   -------   -------
TOTAL                               629     2,164       479     1,186     2,566     3,007     4,247
                                -------   -------   -------   -------   -------   -------   -------

TOTAL NON-
PERFORMING LOANS                 15,255    15,736    13,768    15,042    19,872    27,377    32,955
                                -------   -------   -------   -------   -------   -------   -------

FORECLOSED ASSETS                 3,461     5,624     3,942     6,195     9,379    10,456     7,305
Valuation allowance                (102)     (308)     (230)     (439)   (1,040)     (438)     (412)
                                -------   -------   -------   -------   -------   -------   -------
TOTAL, NET                        3,359     5,316     3,712     5,756     8,339    10,018     6,893
                                -------   -------   -------   -------   -------   -------   -------

TOTAL NON-PERFORMING
ASSETS                          $18,614   $21,052   $17,480   $20,798   $28,211   $37,395   $39,848
                                -------   -------   -------   -------   -------   -------   -------
                                -------   -------   -------   -------   -------   -------   -------

RESTRUCTURED LOANS             $  4,118   $ 4,189   $ 4,385   $ 4,213   $ 2,273   $ 8,262   $ 6,985
                                -------   -------   -------   -------   -------   -------   -------
                                -------   -------   -------   -------   -------   -------   -------

    As detailed in the previous table, the level of non-performing loans increased from $13.8 million at year end 1995 to $15.3 million at March 31, 1996. At March 31, 1996, the Bank had $3.4 million in foreclosed assets, consisting of 21 properties, compared to $3.7 million, consisting of 27 properties at year end 1995. During the first quarter of 1996, the Bank reclassified $1.2 million in loans to foreclosed assets.

    During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets. Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. For the first quarter of 1996, the Bank provided $300,000 to this allowance compared to $500,000 for the comparable 1995 period. During the current quarter, the Bank charged $428,000 in specific write-downs against this allowance compared to $630,000 during the comparable year earlier period. At March 31, 1996, the allowance for estimated losses on foreclosed assets totaled $.1 million compared to $.2 million at year end 1995.

    The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1996 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days has decreased to $6.3 million at March 31, 1996, representing .7% of the total loan portfolio compared to $9.3 million or 1.1% of the total loan portfolio at year end 1995. Purchased automobile loans accounted for $.8 million of loans past due 60 days at March 31, 1996.

     The following table summarizes the Bank's accruing loans past due 60 days:

                       MARCH 31,                     DECEMBER 31,
                   ---------------   ------------------------------------------
                    1996     1995     1995     1994     1993     1992     1991
                   ------   ------   ------   ------   ------   ------   ------
                                            (AMOUNTS IN THOUSANDS)
LOANS PAST DUE
  60 DAYS:
  Mortgage         $4,911   $4,201   $8,111   $5,014   $7,369   $8,829   $9,072
  Consumer          1,130      579      994    1,015      651      815      525
  Commercial          265      ---      203       62      ---       95      353
                   ------   ------   ------   ------   ------   ------   ------
TOTAL              $6,306   $4,780   $9,308   $6,091   $8,020   $9,739   $9,950
                   ------   ------   ------   ------   ------   ------   ------
                   ------   ------   ------   ------   ------   ------   ------

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

    To the extent that the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 14 properties for an aggregate consideration of $1.0 million in first quarter of 1996. During the comparable 1995 period, the Bank sold and closed on 9 properties for an aggregate consideration of $900,000.

    In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $650,000 to the allowance for credit losses during the current quarter compared to $600,000 for the comparable 1995 period. During the quarter ended March 31, 1996, the Bank wrote off $414,000 (net of recoveries). At March 31, 1996 the allowance for credit losses totaled $7.1 million, which includes $1.1 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.9 million at year end 1995, which included $1.2 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements Note 13). The allowance for credit losses represented 46.8% of non-performing loans at March 31, 1996, compared to 50.2% at year end 1995.

    In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At March 31, 1996, in addition to non-performing assets, the Bank had $4.1 million in loans which have been restructured.

    INVESTMENT SECURITIES. The Bank's securities portfolio was $299.1 million or 24.0% of total assets at March 31, 1996, down from $320.2 million or 25.5% at December 31, 1995. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. The Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements Notes 1 and 2). At March 31, 1996, the Bank had securities totaling $76.8 million classified as held-to-maturity, compared to $77.9 million at December 31, 1995. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost.

    Securities classified as available-for-sale at March 31, 1996 totaled $220.6 million compared to $241.1 million at December 31, 1995. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value with unrealized gains and losses, net of tax effect, reported as a separate component of Stockholders' equity. At March 31, 1996, the Bank had unrealized losses, net of tax effect, of $.6 million compared to net unrealized gains, net of tax effect, of $.4 million at December 31, 1995.

    The trading portfolio, which consists of equity securities, totaled $1.7 million at March 31, 1996 compared to $1.2 million at December 31, 1995. This portfolio is carried at fair value with changes in unrealized gains or losses reflected in earnings. At March 31, 1996, the trading portfolio had net unrealized holding gains of $20,000 compared to unrealized holding gains of $23,000 at December 31, 1995.

    FUNDING SOURCES. The investment activities of the Bank are funded from several sources. The primary source of funds is provided by local depositors and is complemented by advances from the Federal Home Loan Bank of Boston ("FHLBB"). In addition, the Bank is provided with a steady flow of funds from the amortization and prepayment of loans as well as the amortization and maturity of securities. The Bank also derives funds, from time to time, through the sale of loans into the secondary market and the sale of securities.

    During the first quarter of 1996, deposits increased by $12.9 million or 1.1%, after interest credited of $12.2 million, from $1,058.1 million, funding 84.3% of total assets at year end 1995, to $1,070.9 million, funding 85.8% of total assets at March 31, 1996. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

    The Bank also utilizes the FHLBB as an alternative source of funds. At March 31, 1995, FHLBB advances totaled $84.6 million, funding 6.8% of total assets, compared to $96.9 million, funding 7.7% of total assets at year end 1996. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities.

    Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $61.1 million in investable funds during the first quarter of 1996. In keeping with the Bank's asset and liability management objectives (see "Asset/Liability Management"), the Bank periodically may sell loans. The Bank sold $1.5 million in loans during the first quarter of 1996. The Bank has retained servicing on all loans that have been sold and was servicing $144.9 million of mortgage loans for others at March 31, 1996.
At March 31, 1996 the Bank had $4.1 million in loans classified as held-for-sale, net of a $78,000 lower market value adjustment, compared to $2.0 million at December 31, 1995.

    LIQUIDITY. The Bank monitors its liquidity position to ensure that it is able to meet its need for funds. In general, the Bank maintains a level of asset-based liquidity which is consistent with its current business plan. The volume of liquid assets carried by the Bank will vary from time to time based on management's business objectives, which in part, will be influenced by expected economic activity. During periods of economic expansion, coupled with a commensurate increase in loan demand, or during a period of disintermediation, financial resources may be allocated from asset-based liquidity to fund these demands. In the event that asset-based liquidity is at a minimum, the Bank will rely upon liability based liquidity to augment its funding needs. This source of liquidity is primarily provided by the FHLBB. As a member of the FHLBB, the Bank is eligible to borrow against certain qualifying collateral assets as defined by the FHLBB. At March 31, 1996, the Bank had $759.7 million in qualifying collateral against which actual borrowings were $84.6 million.

     As of March 31, 1996, the Company had short-term liquid assets consisting of cash, due from banks, federal funds, unpledged available-for-sale securities, and loans held-for-sale of $240.7 million. The Company's short-term liquid assets represented 21.5% of the Company's liquidity base, defined as all withdrawable deposit accounts, less the unpaid balance of loans secured by such accounts, and the principal amount of all borrowings payable on demand in one year or less.

     CAPITAL RESOURCES. Stockholders' Equity at March 31, 1996 increased to $81.7 million from $80.8 million at December 31, 1995. The $.9 million or
1.2% increase in Stockholders' Equity was primarily attributable to net income of $2.2 million for the three months ended March 31, 1996 partially offset by a change in the unrealized loss on securities available-for-sale, net of tax effect, of $1.0 million.

     The Federal Reserve Board (the "FRB") and the FDIC have adopted risk-based capital standards which require bank holding companies and banks, respectively, to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements Note 13), Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible.
At March 31, 19965, the core deposit intangible totaled $2.7 million. This amount, in addition to approximately $138,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 12.1% and a ratio of tier 1 capital to risk-weighted assets of 11.1% at March 31, 1996. Derby Savings' ratio of total capital to risk-weighted assets was 12.0% and its ratio of tier 1 capital to risk-weighted assets was 11.0% at March 31, 1996.

    The FRB and the FDIC have supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The FRB and the FDIC have indicated that all but the most highly rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At March 31, 1996, the Company had a ratio of tier 1 capital to total assets of 6.4% and the Bank had a ratio of tier 1 capital to total assets of 6.3%.

    Under the FDIC's prompt corrective action regulation, a savings bank is considered: (i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At March 31, 1996, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

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

MARCH 31, 1996                                 MORE THAN    MORE THAN   MORE THAN   MORE THAN   MORE THAN
                                               SIX MONTHS   ONE YEAR   THREE YEARS  FIVE YEARS  10 YEARS
                                   SIX MONTHS    TO ONE     TO THREE     TO FIVE      TO TEN     TO 20     MORE THAN
                                    OR LESS       YEAR       YEARS        YEARS        YEAR      YEARS      20 YEARS     TOTAL
                                   --------    --------     -------     -------     -------     -------    -------    ----------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
  Investments:
    Securities                     $153,722     $72,167     $33,615     $18,153      $6,177      $8,232       $154      $292,220
    Federal funds sold                2,445          --          --          --          --          --         --         2,445
                                   --------    --------     -------     -------     -------     -------    -------    ----------

  Total investments                 156,167      72,167      33,615      18,153       6,177       8,232        154       294,665
                                   --------    --------     -------     -------     -------     -------    -------    ----------

  Loans:
    Fixed-rate mortgages             5,410        5,685      24,382      24,745      54,879      48,501     26,377       189,979
    Adjustable-rate mortgages      269,821      243,441      17,174      16,774       1,957       3,043         --       552,210
    Consumer loans                  92,266        7,687      11,634       4,195       5,892       2,083         --       123,757
    Commercial loans                19,353           13          69          26         140          18         --        19,619
                                   --------    --------     -------     -------     -------     -------    -------    ----------

  Total loans                      386,850      256,826      53,259      45,740      62,868      53,645     26,377       885,565
                                   --------    --------     -------     -------     -------     -------    -------    ----------

TOTAL INTEREST-SENSITIVE ASSETS   $543,017     $328,993     $86,874     $63,893     $69,045     $61,877    $26,531    $1,180,230
                                   --------    --------     -------     -------     -------     -------    -------    ----------
                                   --------    --------     -------     -------     -------     -------    -------    ----------

LIABILITIES:
  Regular & club savings          $187,660     $     --     $    --     $    --     $    --     $    --    $    --      $187,660
  Certificates of deposit          246,343      193,879     100,239      55,896          --          --         --       596,357
  Money market accounts            202,697           --          --          --          --          --         --       202,697
  NOW accounts                      48,325           --          --          --          --          --         --        48,325
  FHLBB advances                    51,098       19,604      10,790       3,120          --          --         --        84,612
                                   --------    --------     -------     -------     -------     -------    -------    ----------

TOTAL INTEREST-SENSITIVE
  LIABILITIES                     $736,123     $213,483    $111,029     $59,016     $    --     $    --    $    --    $1,119,651
                                   --------    --------     -------     -------     -------     -------    -------    ----------
                                   --------    --------     -------     -------     -------     -------    -------    ----------

GAP (repricing difference)       ($193,106)    $115,510    ($24,155)     $4,877     $69,045     $61,877    $26,531
Cumulative GAP                   ($193,106     ($77,596)  ($101,751)   ($96,874)   ($27,829)    $34,048    $60,579
Cumulative GAP/total assets          -15.5%        -6.2%       -8.2%       -7.8%       -2.2%        2.7%       4.9%

Ratio of interest-sensitive
  assets to interest-sensitive
  liabilities                         73.8%       154.1%       78.2%      108.3%                                           105.4%

Cumulative ratio of interest-
  sensitive assets to interest-
  sensitive liabilities                            91.8%       90.4%       91.3%       97.5%      103.0%     105.4%

                         PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS
Not Applicable

ITEM 2  CHANGES IN SECURITIES
Not Applicable

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5  OTHER INFORMATION
Not Applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index
    Exhibit                         Page of this
    Number                              Report

      27         Financial Data Schedule      37

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DS Bancor, Inc.
                                       ----------------------------------------
                                                       Registrant


Date:  May 14, 1996           By:               /S/ Harry P. DiAdamo, Jr.
       -------------------             ----------------------------------------
                                                    Harry P. DiAdamo Jr.
                                                     President & CEO


Date:  May 14, 1996           By:               /S/ Alfred T. Santoro
       -------------------             ----------------------------------------
                                                     Alfred T. Santoro
                                           Vice President, Treasurer and CFO