Form 10-Q
period 1996-06-30
DS BANCOR INC
filed 1996-08-13
CIK 790168

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      FORM 10-Q

(Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended     JUNE 30, 1996
                                                  ---------------------

                                          OR

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____________to______________

                            Commission file number 0-16193

                                   DS BANCOR, INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)

                  DELAWARE                                06-1162884
                  --------                                ----------
                (State or other jurisdiction of          IRS Employer
              Incorporation or organization)        Identification No.)

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
Yes  X   No
    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class:  Common Stock, par value $1.00 per share
                  Outstanding at August 12, 1996:  3,031,527 shares

                                      I N D E X

                                                                   PAGE(S)

Part 1 -- Consolidated Financial Statements

    A.  Consolidated Statements of Position                              1

    B.  Consolidated Statements of Earnings                              2

    C.  Consolidated Statements of Stockholders' Equity                  3

    D.  Consolidated Statements of Cash Flows                            4

    E.  Notes to Consolidated Financial Statements                  5 - 23

    F.  Selected Consolidated Financial and Other Data                  24

    G.  Management's Discussion and Analysis                       25 - 38

Part 2 -- Other Information                                             39

Signatures                                                              40

                                   DS BANCOR, INC.

                         CONSOLIDATED STATEMENTS OF POSITION
                            (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                JUNE 30,         DECEMBER 31,
                                                                                 1996                 1995
                                                                                --------         ------------
                                                                                     (UNAUDITED)
ASSETS
  Cash and due from banks (Note 1)                                             $21,482           $18,425
  Federal funds sold (Note 1)                                                    6,895             2,305
  Securities (Notes 1 & 2)
     Trading                                                                       108             1,171
     Available-for-sale                                                        230,550           241,136
     Held-to-maturity (fair value:  $71,914 at
        June 30, 1996 and $77,394 at December 31, 1995)                         74,142            77,881
  Loans held-for-sale (Notes 1 & 3)                                              4,222             2,035
  Loans receivable (net of allowances for credit losses of $8,023
     at June 30, 1996 and $6,906 at December 31, 1995)(Notes 1 & 3)            884,563           873,304
  Federal Home Loan Bank of Boston stock, at cost (Note 8)                       9,793             9,793
  Accrued income receivable (Note 1)                                             7,415             7,746
  Bank premises and equipment, net (Notes 1 & 6)                                 6,974             6,504
  Deferred income tax asset, net (Notes 1 & 10)                                  3,914             3,293
  Foreclosed assets (net of allowances of $17 at June 30, 1996
    and $230 at December 31, 1995)(Notes 1 & 5)                                  3,862             3,712
  Other assets (Note 13)                                                         3,512             7,178
                                                                            ----------        ----------

TOTAL ASSETS                                                                $1,257,432        $1,254,483
                                                                            ----------        ----------
                                                                            ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 7)
     Non-interest bearing                                                      $39,401           $35,999
     Interest bearing                                                          991,592         1,022,146
                                                                            ----------        ----------

  Total                                                                      1,030,993         1,058,145
  Mortgagors' escrow                                                            11,332            11,193
  Advances from Federal Home Loan Bank of Boston (Note 8)                      123,606            96,876
  Other liabilities (Note 9)                                                     7,253             7,460
                                                                            ----------        ----------

     Total Liabilities                                                       1,173,184         1,173,674
                                                                            ----------        ----------
STOCKHOLDERS' EQUITY (NOTES 1, 11 & 14)
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                                                   --                --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued:  3,371,027 in 1996, 3,368,527 in 1995
    outstanding:  3,031,527 in 1996, 3,029,027 in 1995                           3,371             3,368
  Additional paid-in capital                                                    44,579            44,514
  Retained earnings                                                             41,226            37,014
  Net unrealized (losses) gains on available-for-sale securities, net of
      tax of $289 at June 30, 1996 and ($301) at December 31, 1995                (415)              426
  Less:  Treasury stock, at cost (339,500 shares)                               (4,513)           (4,513)
                                                                            ----------        ----------

     Total Stockholders' Equity                                                 84,248            80,809
                                                                            ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,257,432        $1,254,483
                                                                            ----------        ----------
                                                                            ----------        ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         - 1 -

                                   DS BANCOR, INC.

                         CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollar amounts in thousands, except per share data)

                                                                      QUARTER ENDED                      SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                 1996              1995             1996              1995
                                                               --------           ------           ------            ------
                                                                                           (Unaudited)

INTEREST INCOME (NOTE 1)
  Interest and fees on loans                                  $17,671           $15,915           $34,928           $31,305
  Taxable interest on securities                                4,380             5,013             8,989             9,956
  Dividends on securities                                         459               348               840               599
                                                             --------          --------         ---------         ---------
     Total interest income                                     22,510            21,276            44,757            41,860
                                                             --------          --------         ---------         ---------

INTEREST EXPENSE
  Deposits (Note 7)                                            11,128            11,425            23,302            22,004
  Borrowed funds (Note 8)                                       1,458             1,239             2,686             2,391
  Less:  Penalties on premature time deposit withdrawals          (30)              (36)              (56)              (96)
                                                             --------          --------         ---------         ---------

     Net interest expense                                      12,556            12,628            25,932            24,299
                                                             --------          --------         ---------         ---------

NET INTEREST INCOME                                             9,954             8,648            18,825            17,561
Provision for credit losses (Notes 1 & 3)                       1,050               600             1,700             1,200
                                                             --------          --------         ---------         ---------

Net interest income after provision for credit losses           8,904             8,048            17,125            16,361
                                                             --------          --------         ---------         ---------
NON-INTEREST INCOME
  Service charges and other income                                804               595             1,497             1,255
  Net realized securities gains (losses) (Note 2)                 278               251               535            (1,347)
  Net (loss) gain on sale of loans                               (186)               16              (242)            1,497
                                                             --------          --------         ---------         ---------
     Total non-interest income, net                               896               862             1,790             1,405
                                                             --------          --------         ---------         ---------
NON-INTEREST EXPENSE
  Salaries and wages                                            2,163             2,108             4,108             4,022
  Employee benefits (Note 9)                                      661               629             1,354             1,300
  Occupancy (Note 6)                                              457               384               997               877
  Furniture and equipment (Note 6)                                276               317               519               573
  Foreclosed asset expense, net (Notes 1 & 5)                     391               525               886               973
  Other                                                         1,922             2,269             3,511             4,629
                                                             --------          --------         ---------         ---------

     Total non-interest expense                                 5,870             6,232            11,375            12,374
                                                             --------          --------         ---------         ---------

Income before income taxes                                      3,930             2,678             7,540             5,392
Provision for income taxes (Note 10)                            1,511             1,056             2,964             2,152
                                                             --------          --------         ---------         ---------

NET INCOME                                                     $2,419            $1,622            $4,576            $3,240
                                                             --------          --------         ---------         ---------
                                                             --------          --------         ---------         ---------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 1)
  Primary                                                   3,163,105         3,088,033         3,149,732         3,087,012
  Fully diluted                                             3,200,877         3,093,858         3,200,432         3,093,655

EARNINGS PER SHARE (NOTE 1)
  Primary                                                       $0.76             $0.53             $1.45             $1.05
  Fully diluted                                                 $0.76             $0.52             $1.43             $1.05




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   DS BANCOR, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Dollar amounts in thousands)
                                     (unaudited)


                                                                            RETAINED EARNINGS
                                                                            -----------------
                                                           ADDITIONAL                    UNREALIZED                      TOTAL
                                                COMMON      PAID-IN         RETAINED       GAINS &        TREASURY  STOCKHOLDERS'
                                                 STOCK      CAPITAL         EARNINGS       LOSSES            STOCK       EQUITY
                                              --------       --------       --------       --------       --------       --------
                                                                                           (NOTE 1)
Balance--December 31, 1994                      $3,085        $37,780        $36,362        ($5,577)       ($4,513)       $67,137

Net income                                                                     3,240                                        3,240
Stock dividend declared on common
   stock (5%--March 15, 1995)                      137          3,283         (3,420)                                           0
Shares issued for fractional interest                              12                                                          12
Cash in lieu of fractional shares                                                (12)                                         (12)
Adjustment of unrealized losses, net                                                          5,215                         5,215
                                              --------       --------       --------       --------       --------       --------

Balance--June 30, 1995                          $3,222        $41,075        $36,170          ($362)       ($4,513)       $75,592
                                              --------       --------       --------       --------       --------       --------
                                              --------       --------       --------       --------       --------       --------


Balance--December 31, 1995                      $3,368        $44,514        $37,014           $426        ($4,513)       $80,809

Net income                                                                     4,576                                        4,576
Cash dividend declared on common
   stock ($.12 per share)                                                       (364)                                        (364)
Stock options exercised
  (2,500 shares) (Note 11)                           3             65                                                          68
Adjustment of unrealized losses, net                                                           (841)                         (841)
                                              --------       --------       --------       --------       --------       --------

Balance--June 30, 1996                          $3,371        $44,579        $41,226          ($415)       ($4,513)       $84,248
                                              --------       --------       --------       --------       --------       --------
                                              --------       --------       --------       --------       --------       --------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   DS BANCOR, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     1996              1995
                                                                  ----------         --------
                                                                           (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $4,576            $3,240
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for credit losses                                      1,700             1,200
    Provision for estimated losses on foreclosed assets                425               900
    Depreciation and amortization                                      410               453
    Amortization of intangible assets                                  360               357
    Net amortization of premiums/discounts on securities               413               263
    Net accretion (amortization) of deferred loan fees                (401)            1,226
    Benefit for deferred income taxes                                 (637)              (58)
    Decrease in deferred income tax asset                              606                13
    Net securities (gain) loss                                        (395)            1,347
    Net (loss) gain on sale of loans                                   161            (1,497)
    Gains on sales of foreclosed assets                                (25)              (21)
    Net (increase) decrease in trading securities                    1,063               (44)
    Decrease (increase) in accrued income receivable                   331              (214)
    Net decrease in other assets                                     4,224               878
    Decrease in other liabilities                                     (207)             (581)
                                                                  --------          --------
      Net cash provided by operating activities                     12,604             7,462
                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured securities available-for-sale               30,883             8,147
  Proceeds from sale of securities available-for-sale                2,659            46,258
  Proceeds from matured securities held-to-maturity                  6,648             7,102
  Purchase of securities available-for-sale                        (25,232)          (52,912)
  Purchase of securities held-to-maturity                           (3,000)           (6,000)
  Purchase of FHLBB stock                                               --              (894)
  Proceeds from loans sold to others                                 9,398            32,137
  Purchases of loans from others                                   (54,317)          (25,774)
  Net decrease in loans receivable                                  28,604             5,267
  Premises and equipment additions                                    (880)             (237)
  Proceeds from sale of foreclosed assets                              904               586
  Net decrease (increase) in foreclosed assets                         (45)              173
                                                                  --------          --------
      Net cash used in investing activities                         (4,378)           13,853
                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                              (27,152)            1,414
  Net increase in mortgagors' escrow                                   139               731
  Net decrease in Other borrowings                                      --            23,000
  Net increase (decrease) in short term FHLBB advances               2,830           (26,574)
  Proceeds from long term FHLBB advances                           152,000            10,000
  Repayment of long term FHLBB advances                           (128,100)          (21,500)
  Proceeds from issuance of common stock                                68                12
  Dividends paid to stockholders                                      (364)              (12)
                                                                  --------          --------
      Net cash provided (used) by financing activities                (579)          (12,929)
                                                                  --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            7,647             8,386
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    20,730            18,628
                                                                  --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $28,377           $27,014
                                                                  --------          --------
                                                                  --------          --------

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

PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company, the Bank and Derby Financial Services Corp. All significant intercompany accounts and transactions have been eliminated.

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

While management uses available information to recognize possible losses on loans and foreclosed assets, including the services of professional appraisers for significant properties, future adjustments to the Allowance for credit losses and the Allowance for estimated losses on foreclosed assets may be necessary based on changes in economic and real estate market conditions in and around the Bank's service area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's Allowance for credit losses and the Allowance for estimated losses on foreclosed assets and may require the Bank to recognize adjustments based on their judgment of information available to them at the time of their examination.

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

Effective January 1, 1995, the Bank implemented the provisions of SFAS Nos. 114/118, "Accounting by Creditors for Impairment of a Loan." The basic provisions of these statements eliminate the financial statement classification of in-substance foreclosed assets as foreclosed assets, resulting in the classification of such amounts and related specific allowance for credit losses as Loans receivable. Additionally, these statements address the accounting for loans considered impaired and the recognition of impairment. A loan is considered impaired when, in management's judgment, current information and events indicate it is probable that collection of all amounts due according to the contractual terms of the loan agreement will not be met. The provisions of these statements are prospective, with any adjustments resulting from initial application reflected as an adjustment to the provision for credit losses. The effect on the accompanying Consolidated Financial Statements of adopting these statements was not significant.

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

Provisions for income taxes are computed based on all taxable revenue and deductible expense items included in the accompanying Consolidated Statements of Earnings regardless of the period in which such items are recognized for income tax filing purposes. The Company and its subsidiaries file consolidated Federal and combined Connecticut income tax returns.

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. As a result, the Company recorded a cumulative one-time benefit in the accompanying Consolidated Statements of Earnings for the year ended December 31, 1993, which reflects the change in method of accounting for income taxes.

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

NOTE 2 - SECURITIES

Securities have been classified in the accompanying Consolidated Statements of Financial Position according to management's intent. Carrying amounts and approximate fair values of Securities were as follows (AMOUNTS IN THOUSANDS):


                                                                   JUNE 30, 1996
                                                ----------------------------------------------------
                                                               GROSS UNREALIZED HOLDING
                                                               ------------------------
                                                AMORTIZED                                  FAIR
                                                   COST           GAINS       LOSSES       VALUE
                                                ----------      ---------  ----------   ------------
   TRADING
   Marketable equities                         $       85       $    23      $    ---    $      108
                                               ----------       -------      --------    ----------
                                               ----------       -------      --------    ----------

   AVAILABLE-FOR-SALE
   U.S. Government and agency obligations       $   6,449       $    11       $   175     $   6,285
   Mortgage-backed securities                     202,080         1,904         2,416       201,568
   Other bonds and notes                            2,176             2            10         2,168
                                               ----------       -------      --------    ----------
     Total debt securities                        210,705         1,917         2,601       210,021
   Marketable equities                              3,786           178            89         3,875
   Preferred stock                                 15,662            30           332        15,360
   Mutual funds                                     1,101           193           ---         1,294
                                               ----------       -------      --------    ----------
   Total                                         $231,254        $2,318        $3,022      $230,550
                                               ----------       -------      --------    ----------
                                               ----------       -------      --------    ----------

   HELD-TO-MATURITY
   Mortgage-backed securities                   $  66,142       $    19        $2,247     $  63,914
   Market preferred stock                           8,000           ---           ---         8,000
                                               ----------       -------      --------    ----------
   Total                                        $  74,142       $    19        $2,247     $  71,914
                                               ----------       -------      --------    ----------
                                               ----------       -------      --------    ----------

                                         -7-


                                                                     DECEMBER 31, 1995
                                                       AMORTIZED   GROSS UNREALIZED HOLDING    FAIR
                                                        COST        GAINS        LOSSES        VALUE
                                                   ----------     ---------   -----------    ----------
TRADING
   Marketable equities                             $    1,148     $      23   $       ---    $    1,176
                                                   ----------     ---------   -----------    ----------

   AVAILABLE-FOR-SALE
   U.S. Government and agency obligations          $    8,297      $    109   $       ---    $    8,406
   Mortgage-backed securities                         213,538         2,378         1,826       214,090
   Other bonds and notes                                4,175             3            11         4,167
                                                   ----------       -------      --------    ----------
      Total debt securities                           226,010         2,490         1,837       226,663
                                                   ----------       -------      --------    ----------
   Marketable equities                                 13,329           307           294        13,342
   Mutual funds                                         1,070            61           ---         1,131
                                                   ----------       -------      --------    ----------
   Total                                             $240,409      $  2,858      $  2,131      $241,136
                                                   ----------       -------      --------    ----------
                                                   ----------       -------      --------    ----------

   HELD-TO-MATURITY
   U.S. Government and agency obligations          $    2,000      $    ---      $    ---       $ 2,000
   Mortgage-backed securities                          70,881            62           549        70,394
                                                   ----------       -------      --------    ----------
      Total debt securities                            72,881            62           549        72,394
   Money market preferred stock                         5,000           ---           ---         5,000
                                                   ----------       -------      --------    ----------
   Total                                            $  77,881     $      62      $    549     $  77,394
                                                   ----------       -------      --------    ----------
                                                   ----------       -------      --------    ----------


The scheduled contractual maturities of debt securities at June 30, 1996 are as follows:


                                                        AVAILABLE-FOR-SALE          HELD-TO-MATURITY
                                                   -------------------------    -----------------------
                                                     AMORTIZED       FAIR         AMORTIZED      FAIR
                                                       COST          VALUE           COST        VALUE
                                                   ------------   ----------     ------------    ------
                                                                    (Amounts in thousands)

   Due in one year or less                          $   7,700     $   7,524       $   ---       $ ---
   Due after one year through five years                  176           178           ---         ---
   Due after five years through ten years                 ---           ---           ---         ---
   Due after ten years                                    749           751           ---         ---
                                                   ----------       -------      --------    ----------
                                                        8,625         8,453           ---         ---
   Mortgage-backed securities                         202,080       201,568        66,142        63,914
                                                   ----------       -------      --------    ----------
Total                                                $210,705      $210,021       $66,142       $63,914
                                                   ----------       -------      --------    ----------
                                                   ----------       -------      --------    ----------



Proceeds and realized gains (losses) from sales of securities classified as Available-for-sale were as follows:

                                                            FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                                            ----------------------------------------
                                                                             GROSS REALIZED
                                                                           -------------------
                                                                                                   NET
                                                            PROCEEDS                              (LOSSES)
                                                           FROM SALES      GAINS        LOSSES     GAINS
                                                           ----------      ------       ------    --------
                                                                          (Amounts in thousands)

Marketable equities                                           $1,797        $244          $2        $242
                                                         -----------     -------     -------     -------
                                                         -----------     -------     -------     -------


                                                            FOR THE THREE MONTHS ENDED JUNE 30, 1995
                                                            ----------------------------------------
                                                                            GROSS REALIZED
                                                                            --------------          NET
                                                            PROCEEDS                              (LOSSES)
                                                           FROM SALES      GAINS        LOSSES     GAINS
                                                           ----------      -----        ------    --------
                                                                          (Amounts in thousands)

Marketable equities                                          $   521     $   115   $     ---     $   115
                                                         -----------     -------     -------     -------
                                                         -----------     -------     -------     -------


                                                            FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                            --------------------------------------
                                                                            GROSS REALIZED
                                                                            --------------
                                                                                                    NET
                                                            PROCEEDS                              (LOSSES)
                                                           FROM SALES      GAINS        LOSSES     GAINS
                                                           ----------      -----        ------    --------
                                                                          (Amounts in thousands)

Marketable equities                                         $862,539        $195         $42     $153 (a)
                                                         -----------     -------     -------     -------
                                                         -----------     -------     -------     -------


 (A) EXCLUDES A $23,100 CAPITAL GAIN REALIZED ON MUTUAL FUNDS.

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                                            --------------------------------------
                                                                            GROSS REALIZED
                                                                            --------------          NET
                                                            PROCEEDS                              (LOSSES)
                                                           FROM SALES      GAINS        LOSSES     GAINS
                                                           ----------      -----        ------    --------
                                                                          (Amounts in thousands)
U.S. Government and agency bonds                            $ 27,994      $  ---      $1,223     $(1,223)
Other bonds and notes                                         17,583         ---         555        (555)
                                                            --------      -------     ------     --------
  Total debt securities                                       45,577         ---       1,778      (1,778)
Marketable equities                                              575         124         ---       124
                                                            --------      -------     ------     ---------
Total                                                        $46,152        $124      $1,778     $(1,654)
                                                            --------      -------     ------     ---------
                                                            --------      -------     ------     ---------



At June 30, 1996, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were both approximately $3.9 million.

NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE
The components of Loans receivable, net in the accompanying Consolidated Statements of Position were as follows:

                                                          JUNE 30,  DECEMBER 31,
                                                          1996             1995
                                                          ----             ----
                                                         (Amounts in thousands)
          MORTGAGE
            Residential real estate                     $699,491      $695,419
            Commercial real estate                        34,774        31,234
            Multi-family real estate                      13,128        11,237
            Residential construction                       5,908         3,518
                                                        --------      --------
                                                         753,301       741,408
                                                        --------      --------
                                                        --------      --------

          CONSUMER
            Home equity lines of credit                   81,688        78,523
            Home equity installment                       20,976        21,735
            Collateral                                     3,206         3,330
            All other                                     18,527        21,492
                                                        --------      --------
                                                         124,397       125,080
                                                        --------      --------
                                                        --------      --------
          COMMERCIAL
            Commercial                                    16,653        15,463
            Real estate development                        5,365         3,603
                                                        --------      --------
                                                          22,018        19,066
                                                        --------      --------

          TOTAL                                          899,716       885,554

          Net deferred loan fees, premiums & discounts    (2,908)       (3,309)
          Allowances for credit losses                    (8,023)       (6,906)
                                                        --------      --------

                                                         888,785       875,339
          Residential real estate loans held-for-sale     (4,222)       (2,035)
                                                        --------      --------

          LOANS RECEIVABLE, NET                         $884,563      $873,304
                                                        --------      --------
                                                        --------      --------

Loans are summarized between fixed and adjustable rates as follows:

                                                         JUNE 30,  DECEMBER 31,
                                                          1996         1995
                                                          ----         ----
                                                         (Amounts in thousands)

          Fixed rate                                    $237,741      $224,741
          Adjustable rate                                661,975       660,813
                                                        --------      --------
          Total                                         $899,716      $885,554
                                                        --------      --------
                                                        --------      --------


The Bank has sold certain mortgage loans and retained the related servicing rights (Note 20). The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $144.8 million and $147.1 million at June 30, 1996 and December 31, 1995, respectively.

The recorded investment in impaired loans (Note 1) at June 30, 1996 approximated $15.5 million and included approximately $11.3 million in mortgage loans, $2.3 million in consumer loans and $1.9 million in commercial loans. The amount of the related Allowance for credit losses on these loans at June 30, 1996 approximated $1.9 million. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $15.0 million. During the six months ended June 30, 1996, amounts recognized as interest income on impaired loans were not significant.

The recorded investment in impaired loans at December 31, 1995 approximated $13.8 million and included approximately $11.1 million in mortgage loans, $1.5 million in consumer loans and $1.2 million in commercial loans. The amount of the related Allowance for credit losses on these loans at December 31, 1995 approximated $1.6 million.

Activity in the Allowances for credit losses for the periods indicated were as follows:


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                   1996         1995          1996        1995
                                                   ----         ----          ----        ----
                                                              (Amounts in thousands)
     MORTGAGE LOANS
       Balance at beginning of period           $4,490        $4,456        $4,183        $4,495
       Provision for credit losses                 300           600           950         1,000
       Loan charge-offs                           (186)         (963)         (577)       (1,407)
       Recoveries                                  128           169           176           174
                                               -------       -------       -------       -------
       Balance at end of period                 $4,732        $4,262        $4,732        $4,262
                                               -------       -------       -------       -------
                                               -------       -------       -------       -------

     CONSUMER LOANS
       Balance at beginning of period           $1,666        $1,374        $1,751        $1,266
       Provision for credit losses                 750           ---           750           200
       Loan charge-offs                           (229)         (105)         (315)         (244)
       Recoveries                                  116            22           117            69
                                               -------       -------       -------       -------
       Balance at end of period                 $2,303        $1,291        $2,303        $1,291
                                               -------       -------       -------       -------
                                               -------       -------       -------       -------

     COMMERCIAL LOANS
       Balance at beginning of period             $986        $1,023          $972        $1,042
       Provision for credit losses                 ---           ---           ---          ---
       Loan charge-offs                            ---           (27)          (27)          (48)
       Recoveries                                    2             3            43             5
                                               -------       -------       -------       -------
       Balance at end of period                   $988        $  999          $988        $  999
                                               -------       -------       -------       -------
                                               -------       -------       -------       -------

     TOTAL ALLOWANCE FOR CREDIT LOSSES
       Balance at beginning of period           $7,142        $6,853        $6,906        $6,803
       Provision for credit losses               1,050           600         1,700         1,200
       Loan charge-offs                           (415)       (1,095)         (919)       (1,699)
       Recoveries                                  246           194           336           248
                                               -------       -------       -------       -------
       Balance at end of period                 $8,023        $6,552        $8,023        $6,552
                                               -------       -------       -------       -------
                                               -------       -------       -------       -------



In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At June 30, 1996, the Allowances for credit losses, which totaled approximately $8.0 million, included approximately $1.1 million allocated to the loans acquired in the Burritt transaction.

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

The Bank's exposure to credit risk is represented by the contractual notional amount of those instruments and is summarized below:


                                                     JUNE 30,      DECEMBER 31,
                                                      1996             1995
                                                      ----             ----
                                                       (Amounts in thousands)

   LOAN COMMITMENTS
      Commitments to extend credit                    $  14,476     $  15,648
      Commitments to purchase loans                       7,500         6,151
      Unadvanced commercial lines of credit              12,752        10,021
      Unadvanced portion of construction loans            4,995         3,751
      Unused portion of home equity lines of credit      76,113        65,458
      Other consumer lines of credit                      1,421         1,263
                                                       --------      --------
   Total                                               $117,257      $102,292
                                                        -------       -------
                                                        -------       -------

     LETTERS OF CREDIT                                 $  2,146      $  2,291
                                                       ---------     ---------
                                                       ---------     ---------

COMMITMENTS TO SELL RESIDENTIAL MORTGAGE LOANS. The Bank enters into forward commitments to sell residential mortgage loans to reduce market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, the Bank delivers originated loans at prices specified by the contracts. At June 30, 1996, the Bank had commitments of $1.4 million to sell mortgage loans.

NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                         ----          ----
                                                       (Amounts in thousands)
     One-to-four family residential                      $1,543        $1,384
     Multi-family                                           ---          ---
     Commercial real estate                                  10            10
     Land                                                 2,326         2,548
                                                       --------      --------
     Total                                                3,879         3,942
     Allowance for estimated losses                         (17)         (230)
                                                       --------      --------
     Foreclosed assets, net                              $3,862        $3,712
                                                       --------      --------
                                                       --------      --------

Activity in the Allowance for estimated losses on Foreclosed assets is as follows:


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                   1996         1995          1996        1995
                                                   ----         ----          ----        ----
                                                              (Amounts in thousands)

     Balance at beginning of period               $102         $ 308          $230         $ 439
     Provision charged to expense                  125           400           425           900
     Net losses charged to the allowance          (210)         (323)         (638)         (954)
                                                ------        ------        ------        ------
     Balance at end of period                    $  17         $ 385          $ 17         $ 385
                                                ------        ------        ------        ------
                                                ------        ------        ------        ------

Losses and expenses related to Foreclosed assets are summarized as follows:



                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                   1996         1995          1996        1995
                                                   ----         ----          ----        ----
                                                              (Amounts in thousands)


     Provision charged to expense                 $125         $ 400          $425         $ 900
     Gain on sale of real estate                   (16)          (14)          (93)          (21)
     Holding costs and expenses                    285           173           562           172
     Rental income                                  (3)          (34)           (8)          (78)
                                                ------        ------        ------        ------
     Foreclosed asset expense, net                $391         $ 525          $886         $ 973
                                                ------        ------        ------        ------
                                                ------        ------        ------        ------




NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                      1996            1995
                                                      ----            ----
                                                       (Amounts in thousands)

     Buildings and land                               $7,389         $7,381
     Leasehold improvements                            1,257            870
     Furniture and equipment                           6,531          6,077
                                                       ------         ------
                                                      15,177         14,328
     Accumulated depreciation and amortization        (8,203)        (7,824)
                                                       ------         -------
     Bank premised and equipment, net                 $6,974         $6,504
                                                       ------         ------
                                                       ------         ------

Depreciation and amortization included in Non-interest expense aggregated approximately $211,900 and $410,100 for the three and six months ended June 30, 1996, respectively, and $257,000 and $452,600 for the three and six months ended June 30, 1995, respectively.

LEASES.

Rent expense for banking premises of $182,900 and $367,800 is included in Occupancy expense in the accompanying Consolidated Statements of Earnings for the three and six months ended June 30, 1996, respectively, and $174,000 and $349,800 for the three and six months ended June 30, 1995, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996 (AMOUNTS IN THOUSANDS):

              1996                                     $305
              1997                                      536
              1998                                      366
              1999                                      224
              2000                                      106
              Thereafter                                101
              Total future minimum lease payments    $1,638

These leases include options to renew for periods ranging from 3 to 22 years.

NOTE 7 - DEPOSITS

Deposits were comprised of the following:


                                                JUNE 30, 1996                    DECEMBER 31, 1995
                                         ---------------------------      -------------------------------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)

                                         RATES %            AMOUNT          RATES %              AMOUNT
                                         -------            ------          -------              -------
     Demand                                            $       39,401                         $       35,999
     NOW                                 1.75-2.00(a)          45,130      1.75-2.00(a)               47,460
     Regular and club savings              2.00               188,654        2.00                    185,610
     Money market deposit accounts         3.33   (b)         125,411        5.57   (b)              209,265
     Time accounts                         5.47   (b)         632,397        5.66   (b)              579,811
                                                          -----------                            -----------
     Total                                                 $1,030,993                             $1,058,145
                                                          -----------                            -----------
                                                          -----------                            -----------


         a) RANGES INDICATE TIERS
         b) WEIGHTED AVERAGE STATED RATE

Time accounts at June 30, 1996 mature as follows:

                                      WEIGHTED AVERAGE
MATURITY                                 STATED RATE        AMOUNT
- --------                              -----------------   -----------
                                       (DOLLAR AMOUNTS IN THOUSANDS)
              One year or less              5.38%          $491,187
              One to three years            5.55%            86,951
              Beyond                        6.16%            54,259
                                                           --------
              Total                         5.47%          $632,397
                                                           --------
                                                           --------

Time deposit accounts of $100,000 or more approximated $49.6 million at June 30, 1996. Of that amount, approximately $36.7 million mature in one year or less, $4.2 million mature after one year to two years, and $8.7 million mature after two years.

Interest expense on deposits is summarized as follows:


                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                           JUNE 30,           JUNE 30,
                                       1996      1995      1996       1995
                                       ----      ----      ----       ----
                                             (Amounts in thousands)

    NOW                            $    229  $   228    $   455    $   453
    Regular and club savings            936      998      1,864      2,012
    Money market deposits             1,268    2,868      4,026      5,510
    Time savings                      8,631    7,266     16,853     13,927
    Escrow                               64       65        104        102
                                   --------  -------    -------    -------
    Total interest expense on
          deposits                 $ 11,128  $11,425    $23,302    $22,004
                                   --------  -------    -------    -------
                                   --------  -------    -------    -------

NOTE 8 - BORROWED FUNDS

Terms of the Advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:

                                      JUNE 30, 1996       DECEMBER 31, 1995
                                  ---------------------  ---------------------
                                       (Dollar amounts in thousands)

                                           WEIGHTED                 WEIGHTED
                                            AVERAGE                  AVERAGE
MATURITY/REPRICE DATE             BALANCE  INTEREST RATE  BALANCE  INTEREST RATE
- ---------------------             -------  -------------  -------  -------------
  1996                          $  3,956       ---      $  1,011       ---
  1996                            95,740      5.48        71,955      5.45
  1997                            19,190      5.55        19,190      5.55
  1998                             1,600      5.48         1,600      5.48
  1999                             2,200      8.60         2,200      8.60
  2000                               920      9.16           920      9.16
                                --------                 -------
  Total advances from the FHLBB $123,606                 $96,876
                                --------                 -------
                                --------                 -------

The Bank has a cash management line of credit from the FHLBB in the amount of $20.0 million at June 30, 1996. At June 30, 1996 and December 31, 1995, the Bank had book overdrafts of approximately $4.0 million and $1.0 million, respectively, which are included in advances from the FHLBB in the accompanying Consolidated Statements of Position.

Interest expense on borrowed funds is summarized as follows:
                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,        JUNE 30,
                                             1996    1995       1996    1995
                                             ----    ----       ----    ----
                                                  (Amounts in thousands)

 FHLBB advances                             $1,458  $1,052     $2,686  $2,204
 Repurchase agreements & other borrowings      ---     187        ---     187
                                            ------  ------     ------  ------
 Total interest expense on borrowed funds   $1,458  $1,239     $2,686  $2,391
                                            ------  ------     ------  ------
                                            ------  ------     ------  ------

Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at June 30, 1996 and December 31, 1995.

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

The components of the net pension expense reflected in Employee benefits expense were as follows:

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                           1996   1995         1996      1995
                                           ----   ----         ----      ----
                                                 (Amounts in thousands)

 Service cost-benefits earned during
     the period                          $ 117   $  87        $ 234   $   174
 Interest cost on projected benefit
     obligation                            105      95          210       190
 Expected return on plan assets           (112)   (100)        (224)     (200)
 Net amortization and deferral              10      (2)          20        (4)
                                         -----   ------       -----   -------
 Net pension expense                     $ 120   $  80        $ 240   $   160
                                         -----   ------       -----   -------
                                         -----   ------       -----   -------

Assumptions used in the accounting were:

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                      1996                1995
                                                      ----                ----
                                                      (Amounts in thousands)

    Discount/settlement rates                         7.00%               8.50%
    Rates of increase in compensation levels          5.00%               5.00%
    Expected long-term rate of return on assets       9.50%               5.00%

  The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:
                                                         DECEMBER 31, 1995,
                                                         -------------------
                                                       (Amounts in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation - vested                       $(4,543)
  Accumulated benefit obligation - nonvested                       (120)
                                                               --------
    Total accumulated benefit obligation                         (4,663)
Effect of projected future compensation levels                   (1,964)
                                                               --------
Projected benefit obligation (PBO) for service
  rendered to date                                               (6,627)
Plan assets at fair value *                                       4,801
                                                               --------
PBO in excess of plan assets                                     (1,826)
Unrecognized net asset existing at January 1, 1987 being
  recognized over approximately 18 years                            (84)
Unrecognized net loss from past experience
  different from that assumed, and effect of changes
  in assumptions                                                  1,785
                                                               --------

Accrued pension cost included in other liabilities              $  (125)
                                                               --------
                                                               --------

 * The plan's assets are allocated among equity securities and various short and intermediate term bond funds.

B.  DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three and six months ended June 30, 1996 was $26,700 and $53,400, respectively, and $25,100 and $50,200, respectively for the three and six months ended June 30, 1995. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the quarters ended June 30, 1996 and 1995, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

In September 1995, both the Bank and the Company adopted a deferred compensation plan for non-employee directors. Under the plan, non-employee directors may elect to defer the payment of all or any portion of their Board or Committee fees, with deferred amounts to be payable commencing upon the director's death, disability or termination of service for reason other than death or disability. Deferred amounts bear interest at a rate equal to the one year U.S. Treasury rate, plus 50 basis points, adjusted monthly. The deferred compensation expense for this plan for the three and six months ended June 30, 1996 was $26,700 and $53,400, respectively.

C.  THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three and six months ended June 30, 1996 was $22,700 and $35,600, respectively, and $21,300 and $40,400, respectively, for the three and six months ended June 30, 1995.

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

                                                            DECEMBER 31, 1995,
                                                            ------------------
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

Net periodic postretirement benefit cost reflected in Employee benefits expense in the accompanying Consolidated Statements of Earnings included the following components:


                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,             JUNE 30,
                                                                           1996     1995        1996     1995
                                                                           ----     ----        ----     ----
                                                                                  (Amounts in thousands)
Service cost-benefits attributable to service during the period            $ 56     $ 53        $112     $106
Interest cost on APBO                                                        47       47          94       94
Amortization of transition obligation                                        19       17          38       34
                                                                           ----     ----        ----     ----
 Net periodic postretirement benefit cost                                  $122     $117        $244     $234
                                                                           ----     ----        ----     ----
                                                                           ----     ----        ----     ----



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

NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,4
                                           1996     1995       1996    1995
                                           ----     ----       ----    ----
                                                (Amounts in thousands)

  Current income tax provision
    Federal                              $1,444  $  806      $2,676  $1,619
    State                                   478     294         925     591
                                         ------  ------      ------  ------
  Total current                           1,922   1,100       3,601   2,210
                                         ------  ------      ------  ------

  Deferred income tax provision
    Federal                                (303)    (32)       (506)    (42)
    State                                  (108)    (12)       (131)    (16)
                                         ------  ------      ------  ------
  Total deferred                           (411)    (44)       (637)    (58)
                                         ------  ------      ------  ------
  Total provision for income taxes       $1,511  $1,056      $2,964  $2,152
                                         ------  ------      ------  ------

The Company's effective income tax rate differed from the Federal statutory tax rate as follows:




                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------    -----------------------------------
                                                1996               1995               1996              1995
                                         ---------------  ------------------   ----------------  -----------------
                                                              (Dollar amounts in thousands)
                                         AMOUNT       %    AMOUNT       %      AMOUNT       %    AMOUNT       %
                                         ------      ---   ------      ---     ------      ---   ------      ---
Tax at statutory Federal rate            $1,340     34.0   $  909     34.0     $2,567     34.0   $1,833     34.0
State tax *                                 244      6.2      187      7.0        524      7.0      380      7.0
Dividend income exclusion                   (75)    (1.9)     (41)    (1.6)      (129)    (1.7)     (63)    (1.1)
Other                                         2      0.1        1      ---          2      ---        2      --
                                         ------     ----   ------     ----     ------     ----   ------     ----
Effective rate on operations             $1,511     38.4   $1,056     39.4     $2,964     39.3   $2,152     39.9
                                         ------     ----   ------     ----     ------     ----   ------     ----

* Net of Federal tax benefit

The components of the net deferred income tax asset are as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                       --------    ------------
                                                        (Amounts in thousands)

    Deferred income tax liability
      Federal                                           $474         $  677
      State                                              168            253
                                                       -----          -----
                                                         642            930
                                                       -----          -----

    Deferred income tax asset
      Federal                                          3,599          3,077
      State                                            1,274          1,146
                                                       -----          -----
                                                       4,873          4,223
                                                       -----          -----
    Net deferred income tax asset                     $4,231         $3,293
                                                       -----          -----
                                                       -----          -----

The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:
                                                JUNE 30,     DECEMBER 31,
                                                 1996            1995
                                                --------     ------------
                                                 (Amounts in thousands)

    Allowances for losses                       $2,635         $2,141
    Depreciation                                  (148)          (122)
    Deferred loan fees                            (250)          (185)
    Deferred compensation                          246            244
    Loan expense                                   306            311
    Employee benefits                              907            745
    Trading loss                                    (9)           (10)
    Intangible asset                               544            470
                                                 -----          -----
                                                 4,231          3,594
    Unrealized losses                             (289)          (301)
                                                 -----          -----
    Net deferred tax asset                      $3,942         $3,293
                                                 -----          -----
                                                 -----          -----

A summary of the change in the net deferred income tax asset for the six months ended June 30, 1996 and 1995 is as follows (AMOUNTS IN THOUSANDS):

        Net deferred income tax asset at December 31, 1995        $3,293
          Deferred tax provision:
          Income and expense                                         637
          Unrealized losses                                           12
                                                                  ------
        Net deferred income tax asset at June 30, 1996            $3,942
                                                                  ------
                                                                  ------

        Net deferred income tax asset at December 31, 1994        $7,293
        Deferred tax provision:
          Income and expense                                          58
          Unrealized losses                                       (3,712)
                                                                  ------
        Net deferred income tax asset at June 30, 1995            $3,639
                                                                  ------
                                                                  ------

The Company has recorded a net deferred income tax asset of approximately $3.9 million. Realization is dependent on various factors and is not assured. However, management is of the opinion that it is more likely than not that all of the net deferred tax asset will be realized.

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

NOTE 11 - STOCK OPTIONS

Under the Company's stock option plans, 453,080 shares of common stock, adjusted to reflect stock dividends, if any, were reserved at June 30, 1996. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the shares issued is credited to additional paid-in capital. The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARS when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SARS holders are most likely to elect based upon the facts available each period. Accordingly, no expense accruals have been made for the six months ended June 30, 1996 and 1995 inasmuch as management does not anticipate exercise of SARS at this time.

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:

                                          FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                          --------------------------------------
          Outstanding at beginning of period             351,140
          Granted                                         50,520
          Exercised (a)                                   (3,602)
          Canceled                                           --
                                                         -------
          Outstanding at end of period                   398,058
                                                         -------
                                                         -------

         (a)  INCLUDES SARS

As of June 30, 1996, 398,058 options were exercisable at prices ranging from $9.03 to $29.88.

At June 30, 1996, there were 398,058 options in the Plans that remained outstanding. Through June 30, 1996, 154,216 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been canceled. 55,025 options are available for grant.

During the six months ended June 30, 1996, 1,102 SARS were exercised which resulted in payments to employees aggregating $18,800. During the six months ended June 30, 1995, 18,321 SARS were exercised which resulted in payments to employees aggregating $169,300. These amounts are included in Salary and wage expense in the accompanying Consolidated Statements of Earnings for the six months ended June 30, 1996 and 1995.

NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed Statements of Position for DS Bancor, Inc. were as follows:

                                                          JUNE 30,  DECEMBER 31,
                                                           1996          1995
                                                       ---------     -----------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
    ASSETS
    Cash in subsidiary bank                             $    428     $    812
    Investment in bank subsidiary, at equity              83,443       79,658
    Other assets                                             382          344
                                                         -------      -------
    TOTAL ASSETS                                         $84,253      $80,814
                                                         -------      -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
    Other liabilities                                   $      5     $      5
                                                         -------      -------

    STOCKHOLDERS' EQUITY
    Common stock                                           3,371        3,368
    Additional paid-in capital                            44,579       44,514
    Retained earnings                                     40,811       37,440
    Less:  Treasury stock. at cost (339,500 shares)       (4,513)      (4,513)
                                                         -------      -------
    TOTAL STOCKHOLDERS' EQUITY                            84,248       80,809
                                                         -------      -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 84,253     $ 80,814
                                                         -------      -------

The condensed Statements of Earnings were as follows:


                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                         1996         1995         1996         1995
                                                         ----         ----         ----         ----
                                                                     (AMOUNTS IN THOUSANDS)

INCOME
  Other income                                       $      5      $    13     $     15      $    26
                                                     --------      -------     --------      -------
Total income                                                5           13           15           26
                                                     --------      -------     --------      -------

EXPENSE
  Other expense                                            72           41          102           89
                                                     --------      -------     --------      -------
Total expense                                              72           41          102           89
                                                     --------      -------     --------      -------

Income before income tax and change in
  equity of subsidiary                                    (67)         (28)         (87)         (63)
Income tax benefit                                         28           11           36           26
                                                     --------      -------     --------      -------
Income before change in equity of subsidiary              (39)         (17)         (51)         (37)
Change in equity of subsidiary                          2,458        1,639        4,627        3,277
                                                     --------      -------     --------      -------

NET INCOME                                             $2,419       $1,622       $4,576       $3,240
                                                     --------      -------     --------      -------

WEIGHTED AVERAGE SHARES OUTSTANDING
    Primary                                         3,163,105    3,088,033    3,149,732    3,087,012
    Fully diluted                                   3,200,877    3,093,858    3,200,432    3,093,655

 EARNINGS PER SHARE
    Primary                                             $0.76        $0.53        $1.45        $1.05
    Fully diluted                                       $0.76        $0.52        $1.43        $1.05



The condensed changes in the components of Stockholders' Equity for the six months ended June 30, 1996 and 1995 were as follows:



                                                        ADDITIONAL
                                                COMMON    PAID-IN     RETAINED    TREASURY
                                                 STOCK    CAPITAL     EARNINGS      STOCK
                                                ------    -------     --------    --------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)

 Balance - December 31, 1994                    $3,085     $37,780     $30,785     $(4,513)
 Net income                                                              3,240
 Stock dividend declared on common stock           137       3,283      (3,420)
 Shares issued for fractional interest                          12
 Cash in lieu of fractional shares                                         (12)
 Adjustment for unrealized losses, net                                   5,215
                                                ------     -------     -------     -------
 Balance - June 30, 1995                        $3,222     $41,075     $35,808     $(4,513)
                                                ------     -------     -------     -------
                                                ------     -------     -------     -------

 Balance - December 31, 1995                    $3,368     $44,514     $37,440     $(4,513)
 Net income                                                              4,576
 Cash dividend declared on common stock                                   (364)
 Stock options exercised                             3          65
 Adjustment for unrealized losses, net                                    (841)
                                                ------     -------     -------     -------
 Balance - June 30, 1996                        $3,371     $44,579     $40,811     $(4,513)
                                                ------     -------     -------     -------
                                                ------     -------     -------     -------



The condensed Statements of Cash Flows were as follows:

                                                        FOR THE SIX MONTHS ENDED
                                                              JUNE 30, 1996
                                                        ------------------------
                                                          (AMOUNTS IN THOUSANDS)
    CASH FLOWS USED BY OPERATING ACTIVITIES
      Interest on deposit account                           $15        $26
      Cash paid to suppliers                               (103)       (89)
                                                          -----      -----
        Net cash used by operating activities               (88)       (63)
                                                          -----      -----

    CASH FLOWS  APPLIED TO FINANCING ACTIVITIES
      Dividends paid to stockholders                       (364)       (12)
      Issuance of common stock                               68         12
                                                          -----      -----
        Net cash applied to financing activities           (296)       --
                                                          -----      -----

    Net decrease in cash                                   (384)       (63)
    Cash at beginning of period                             812        860
                                                          -----      -----
    CASH AT END OF PERIOD                                  $428       $797
                                                          -----      -----
                                                          -----      -----

A reconciliation of net earnings to cash provided by operating activities was as follows:

                                                        FOR THE SIX MONTHS ENDED
                                                             JUNE 30, 1996
                                                        ------------------------
                                                         (AMOUNTS IN THOUSANDS)

    Net income                                            $4,576     $3,240
    Items not resulting in cash flow:
    Equity in undistributed earnings of subsidiary        (4,627)    (3,277)
    Increase in income tax benefits receivable               (37)       (26)
                                                          ------     ------
    Net cash flow from operating activities                 $(88)   $   (63)
                                                          ------     ------
                                                          ------     ------

NOTE 13 - ACQUISITION OF BURRITT INTERFINANCIAL BANCORPORATION

On December 4, 1992, Derby Savings entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC, pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, Connecticut in an FDIC-assisted transaction.

In the transaction, the Bank assumed approximately $460 million of insured deposits and approximately $5.5 million of other liabilities of Burritt. The assets of Burritt acquired included, among others, loans totaling approximately $169.3 million that were purchased at a $10.4 million discount (Note 3). The Bank recorded approximately $5.0 million as a core deposit intangible, which is included in Other assets and approximated $2.5 million, net of amortization, at June 30, 1996 (Note 1).


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

By June 30, 1995, the Bank had achieved a tier 1 capital to total assets ratio of 5.9%, which led to the termination of the Memorandum by the FDIC and the Connecticut Banking Commissioner. At June 30, 1996, this ratio stood at 6.5%. In connection with the termination of the Memorandum, the Bank's Board of Directors has adopted a policy that limits the payment of cash dividends by the Bank to the Company up to 10% of the Bank's net income.

The following table summarizes the capital ratios of DS Bancor and Derby Savings Bank at June 30, 1996:

                                                            RISKED-BASED
                                                         ------------------
                                         LEVERAGE RATIO  TIER 1       TOTAL
                                         --------------  ------       ------

          DS Bancor                          6.5%       11.21%       12.31%
          Derby Savings Bank                 6.5%       11.11%       12.21%

                          SELECTED FINANCIAL AND OTHER DATA
                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                For The Quarter          For The Six Months
                                                                 Ended June 30,            Ended June 30,
                                                                -------------------      ------------------
                                                                 1996         1995        1996         1995
                                                              -------      -------     -------      -------
                                                              -------      -------     -------      -------
OPERATING DATE:                                                                 (UNAUDITED)
 Interest Income                                              $22,510      $21,276     $44,757      $41,860
 Interest expense                                              12,558       12,628      25,932       24,299
                                                              -------      -------     -------      -------

 Net interest income                                            9,954        8,648      18,825       17,561
 Provision for credit losses                                    1,050          600       1,700        1,200
                                                              -------      -------     -------      -------

 Net interest income after provision for credit losses          8,904        8,048      17,125       16,361
 Non-interest income, net                                         896          862       1,790        1,405
 Non-interest expense                                           5,870        6,232      11,375       12,374
                                                              -------      -------     -------      -------

Income before income taxes                                      3,930        2,678       7,540        5,392
Provision for income taxes                                      1,511        1,056       2,964        2,152
                                                              -------      -------     -------      -------

NET INCOME                                                     $2,419       $1,622      $4,576       $3,240
                                                              -------      -------     -------      -------
                                                              -------      -------     -------      -------

Per Share
 Primary earnings                                               $0.76        $0.53   $1,045.00        $1.05
 Fully diluted earnings                                         $0.76        $0.52       $1.43        $1.05
 Dividend                                                       $0.06           --       $0.12           --

STATISTICAL DATA:
 Net interest rate spread (a)                                   2.96%        2.68%       2.78%        2.77%
 Net yield on average interest-earning assets (a)               3.30%        2.97%       3.12%        3.03%
 Return on average assets (a)                                   0.78%        0.54%       0.74%        0.54%
 Return on average stockholders' equity (a)                    11.56%        8.56%      10.96%        8.82%
 Average stockholders' equity to average assets                 6.75%        6.32%       6.74%        6.16%
 Dividend payout ration                                         7.52%           --       7.95%           --

MARKET PRICES OF COMMON STOCK:
 High                                                          $36.75       $26.75      $36.75       $27.50
 Low                                                           $28.75       $23.00      $24.75       $21.75
 At June 30,                                                   $36.50       $26.00      $36.50       $26.00



FINANCIAL CONDITION AND OTHER DATA AT:                                 June 30,           December 31,
                                                                         1996                 1995
                                                                      ----------          -------------
                                                                                (UNAUDITED)
 Total Assets                                                        $1,257,432          $1,254,483
 Loan portfolio, net                                                    888,785             875,339
 Securities portfolio                                                   304,800             320,188
 Deposits                                                             1,030,993           1,058,145
 Federal Home Loan Bank of Boston advances                              123,606              96,876
 Stockholders' equity                                                    84,248              80,809
 Book value per share                                                     27.79               26.68

 Leverage ratio                                                           6.51%               6.19%
 Tier 1 capital to risk-weighted assets                                  11.21%              10.94%
 Total capital to risk-weighted assets                                   12.31%              11.91%

 Non-performing loans                                                    15,563              13,768
 Foreclosed assets                                                        3,662               3,712
                                                                     ----------          ----------
  Total non-performing assets                                            19,425              17,480

Restructured loans                                                        3,706               4,385
 Allowance for credit losses                                              8,023 (b)           6,906 (b)
 Allowance as a percentage of non-performing loans                        51.6%               50.2%




- ----------------------------------------------------
(a) ANNUALIZED.
(b) INCLUDES $1.1 MILLION AND $1.2 MILLION, ALLOCATED TO LOANS ACQUIRED AS PART OF THE BURRITT TRANSACTION, FOR JUNE 30, 1996 AND DECEMBER 31, 1995, RESPECTIVELY.

                         COMPARISON OF RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    GENERAL. Net income for the second quarter ended June 30, 1996 totaled $2,419,000 or $.76 per share (fully diluted) compared to $1,622,000 or $.52 per share (fully diluted) for the comparable period in 1995. Net income for the three months ended June 30, 1996 represented an annualized return on average assets of .78% compared to .54% for the corresponding period in 1995.

    Income before taxes of $3.9 million for the current period represents a $1.3 million or 46.8% increase compared to income before taxes for the prior year period. This increase essentially resulted from a $1.3 million or 15.1% increase in net interest income and a decline in non-interest expense of $362,000 for the current quarter compared to the year earlier period. Non-interest income for the second quarter of 1996 of $896,000 remained virtually unchanged, posting a $34,000 increase from the second quarter of 1995, while the provision for credit losses of $1.1 million in the current period represented a $450,000 increase from the prior year period.

    INTEREST INCOME. Interest and fee income from loans and interest from investment securities increased $1.2 million or 5.8% during the three months ended June 30, 1996 compared to the corresponding period in 1995. The increase in interest income was due to the combined effect of an increase in the yield on loan portfolio and an increase in the volume of average loans outstanding for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

    The average yield on interest-earning assets increased 16 basis points (100 basis points equals one percent) from 7.30% during the second quarter of 1995 to 7.46% during the current quarter. The increase in yield on interest-earning assets reflects the Company's strategy of placing greater emphasis on variable rate loan products as opposed to securities. Total interest-earning assets increased $40.9 million to $1,206.3 million in the second quarter 1996 compared to $1,165.4 million in the second quarter 1995. Total loans increased by $66.3 million over the comparison period while all other earning assets, comprised predominantly of taxable securities, declined by $25.4 million. The yield on loans increased by 22 basis points during this period from 7.63% to 7.85%. The combination of higher yields and greater average loans outstanding produced $1.8 million in additional interest income in the second quarter of 1996 compared to the same period in 1995. In contrast, the yield on taxable securities declined by 13 basis points from 6.46% to 6.33% between the same periods, while the average balance outstanding decreased by $20.2 million. The combined effect of the decrease in yield and average outstanding balance resulted in a $417,000 decline in interest income from the securities portfolio between the two periods.

    INTEREST EXPENSE.   Interest expense decreased by $72,000 or 0.6% during
the three months ended June 30, 1996 compared to the corresponding period in 1995. The cost of deposits decreased 15 basis points between the second quarters of 1995 and 1996, falling from 4.53% to 4.38%. In April 1996, the Bank changed the manner in which interest was determined on a category of money-market deposit accounts, which contributed significantly to the decrease in the cost of deposits. The effected money-market accounts, branded as No Maturity CD's, had been linked to the prime rate minus 250 basis points. Subsequent to the change, the rate is determined from time to time at the Bank's discretion, which is more in keeping with market rates of interest for accounts of that type. On the date of the change, the interest rate effective for $147.4 million in No Maturity CD's dropped 200 basis points from 5.75% to 3.75%. As a result of the change in interest paid for No Maturity CD's, the balance declined for that account type from $176.6 million at year-end 1995 to $95.4 million at June 30, 1996. While No Maturity CD's declined by $81.1 million during the first six months of 1996, a significant portion of those funds were reinvested in term certificates of deposit. Term certificates of deposit increased by $52.6 million from $579.8 million at December 31, 1995 to $632.4 million at June 30, 1996.

    Average deposits outstanding, including interest credited, increased by $7.8 million between the three months ended June 30, 1996 and June 30, 1995. The cost of deposits fell during the comparison periods by $291,000. Borrowed funds, on average, increased in the second quarter 1996 relative to the second quarter 1995 by $15.8 million, while the cost of borrowings increased by $219,000.

    NET INTEREST INCOME. Net interest income of $9.9 million for the quarter ended June 30, 1996 represented a $1.3 million or 15.1% increase over the comparable prior year quarter. The combined effect of an increase in the yield of interest-earning assets and a decrease in the cost interest-bearing liabilities resulted in a substantial widening of the net interest rate margin between the comparison periods from 2.97% for the second quarter 1995 to 3.30% for the second quarter 1996. The net interest rate spread increased by 28 basis points between the two periods rising from 2.68% to 2.96%.

    The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.






                                                                              THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------------------------
                                                                     1996                                         1995
                                                  -----------------------------------          -------------------------------------
                                                                                 (AMOUNTS IN THOUSANDS)

                                                    AVERAGE                   YIELD/             AVERAGE                   YIELD/
                                                    BALANCE       INTEREST      RATE             BALANCE       INTEREST      RATE
                                                 ----------       --------    ------          ----------       --------    ------
 INTEREST-EARNING ASSETS
    Loans                                        $  900,248        $17,671     7.85%          $  833,934        $15,915     7.63%
    Taxable securities                              293,814          4,651     6.33              313,982          5,068     6.46
    Federal funds                                     2,399             33     5.50                8,093            120     5.93
    FHLBB stock                                       9,793            155     6.33                9,360            173     7.39
                                                 ----------        -------                    ----------       --------

 TOTAL INTEREST-EARNING ASSETS                   $1,206,254         22,510     7.46           $1,165,369         21,276     7.30
                                                 ----------       --------    ------          ----------       --------    ------
 INTEREST-BEARING LIABILITIES
    Deposits                                     $1,013,755         11,098      4.38          $1,005,909         11,389     4.53
    Borrowed funds                                  103,352          1,458      5.64              87,509          1,239     5.66
                                                 ----------        -------                    ----------       --------
 TOTAL INTEREST-BEARING LIABILITIES              $1,117,107         12,556      4.50          $1,093,418         12,628     4.62
                                                 ----------        -------    ------          ----------       --------    ------

 NET INTEREST INCOME                                               $ 9,954                                     $  8,648
                                                                  --------                                     --------
                                                                  --------                                     --------

 NET INTEREST RATE SPREAD                                                      2.96%                                        2.68%
                                                                              ------                                       ------
                                                                              ------                                       ------

 NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                  3.30%                                        2.97%
                                                                              ------                                       ------
                                                                              ------                                       ------




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


                                                THREE MONTHS ENDED JUNE 30,
                                            ----------------------------------
                                                   1996 COMPARED TO 1995
                                            ----------------------------------

                                            VOLUME        RATE            NET
                                           ------       ------         ------
                                                  (AMOUNTS IN THOUSANDS)
INTEREST EARNED ON:
    Loans                                  $1,292       $  464         $1,756
    Taxable securities                       (321)         (96)          (417)
    Federal funds                             (79)          (8)           (87)
    FHLBB stock                                 8          (26)           (18)
                                           ------       ------         ------
INTEREST INCOME                               900          334          1,234
                                           ------       ------         ------

INTEREST PAID ON:
    Deposits                                   88         (379)          (291)
    Borrowed funds                            224           (5)           219
                                           ------       ------         ------
INTEREST EXPENSE                              312         (384)           (72)
                                           ------       ------         ------

NET INTEREST INCOME                        $  588       $  718         $1,306
                                           ------       ------         ------
                                           ------       ------         ------

     PROVISION FOR CREDIT LOSSES. The Bank provided $1.1 million for credit losses for the second quarter of 1996 compared to $600,000 for the second quarter 1995. The $450,000 increase in the provision for credit losses in the 1996 period relative to the 1995 period is primarily due to deterioration in the Bank's purchased automobile loan portfolio (see Financial Condition). At the end of the second quarter of 1996, the Company's allowance for credit losses totaled $8.0 million, representing 51.6% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $1.1 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

     NON-INTEREST INCOME. Non-interest income increased $34,000 or 3.9% from $862,000 during the second quarter of 1995 to $896,000 during the second quarter of 1996. Net realized securities gains totaled $278,000 during the second quarter of 1996, compared to $251,000 for the 1995 period. In the quarter ended June 30, 1996, the Bank sold $8.0 million of residential mortgage loans at a net loss of $179,500. This compared to a net gain of $16,000 on the sale of $1.1 million of residential real estate loans during the second quarter of 1995. The Bank also recognized a net loss of $6,500 on the change in market value on loans classified as held-for-sale during the second quarter of 1996. Service charges and other income, comprised principally of loan service and deposit related fees, increased by $209,000 or 35.1% from $595,000 for the second quarter of 1995 to $804,000 for the current quarter.

     NON-INTEREST EXPENSE. Non-interest expense decreased $362,000 or 5.8% from $6.2 million during the second quarter of 1995 to $5.9 million during the corresponding period in 1996. The overall decline in non-interest expense was in large part due to the reduction in the deposit insurance premium assessed by the FDIC. In the second quarter 1995, the FDIC deposit insurance premium paid by the Bank totaled $660,500. As a result of the full recapitalization of the Bank Insurance Fund during 1995, the deposit insurance premium assessed by the FDIC to the Bank for the second quarter of 1996 dropped to $250.

     Salaries and employee benefits, the largest component of the Company's cost of operations, totaled $2.8 million, increasing $87,000 or 3.2% in the 1996 period compared to the second quarter 1995. As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $369,000 for the current quarter compared to $163,000 for the year earlier period.

     For the current quarter, foreclosed asset expense totaled $391,000 compared to $525,000 for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets, which amounted to $125,000 in the current quarter compared to $400,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, increased by 19 basis points from (1.79%) during the quarter ended June 30, 1995 to (1.60%) during the current 1996 period. Non-interest income, as a percentage of average assets (annualized), was .29% for each of the quarters ended June 30, 1995 and 1996. Non-interest expense, as a percentage of average assets (annualized), decreased 19 basis points from 2.08% during the quarter ended June 30, 1995 to 1.89% during the current quarter.

                       NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                          AS A PERCENTAGE OF AVERAGE ASSETS


                                        THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                                              1996          1995
                                        ----------     ------------

NON-INTEREST INCOME                            .29            .29
                                        ----------     ------------

NON-INTEREST EXPENSE
     Foreclosed asset                          .13            .18
     FDIC insurance premium                    ---            .22
     Other                                    1.76           1.68
                                        ----------     ------------
TOTAL NON-INTEREST EXPENSE                    1.89           2.08
                                        ----------     ------------

NET NON-INTEREST MARGIN                      (1.60)         (1.79)
                                        ----------     ------------
                                        ----------     ------------

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1.5 million reflecting a 38.3% effective income tax rate, compared to $1.1 million or an effective income tax rate of 40.0% for the comparable 1995 period.


                         COMPARISON OF RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     GENERAL. Net income for the six months ended June 30, 1996 totaled $4,576,000 or $1.43 per share (fully diluted) compared to $3,240,000 or $1.05 per share (fully diluted) for the comparable period in 1995. Net income for the six months ended June 30, 1996 represented an annualized return on average assets of .74% compared to .54% for the corresponding period in 1995.

     Income before taxes of $7.5 million for the current period represents a $2.1 million or 39.8% increase compared to income before taxes for the prior year period. This increase essentially resulted from a $1.2 million increase in net interest income and a decline in non-interest expense of $1.0 million for the current period compared to the year earlier period. Non-interest income for the first six months of 1996 of $1.8 million increased by $385,000 over the first six months of 1995, while the provision for credit losses of $1.7 million in the current period represented a $500,000 increase from the prior year period.

     INTEREST INCOME. Interest and fee income from loans and interest from investment securities increased $2.9 million or 6.9% during the six months ended June 30, 1996 compared to the corresponding period in 1995. The increase in interest income was due to the combined effect of an increase in the yield on the loan portfolio and an increase in the volume of average loans outstanding for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     The average yield on interest-earning assets increased 19 basis points (100 basis points equals one percent) from 7.23% during the first six months of 1995 to 7.42% during the current period. The yield on the loan portfolio increased by 36 basis points between the comparison periods rising from 7.49% for the first half of 1995 to 7.85% for the 1996 period. The increase in yield on interest-earning assets reflects the Company's strategy of placing greater emphasis on variable rate loan products as opposed to securities. Average interest-earning assets increased $48.5 million to $1,207.0 million in the six months ended June 30, 1996 compared to $1,158.6 million in the six months ended June 30, 1995. Average loans outstanding increased $54.2 million between the two periods. The combination of higher yields and greater average loans outstanding produced $3.6 million in additional loan interest income in the first six months of 1996 compared to the same period in 1995. In contrast, the yield on taxable securities declined by 33 basis points from 6.54% to 6.21% between the same periods and the average balance outstanding decreased by $1.7 million, the net effect of which resulted in a $553,000 decline in interest income from the securities portfolio between the two periods. Total interest income rose $2.9 million or 6.9% between the six months ended June 30, 1995 and June 30, 1996 from $41.9 million to $44.8 million, respectively.

     INTEREST EXPENSE. Interest expense increased $1.6 million or 6.7% to $25.9 million during the six months ended June 30, 1996 compared to $24.3 million for the corresponding period in 1995. The increase in interest expense was due to an increase in average interest-bearing liabilities outstanding between the two periods and higher costs associated with both deposits and borrowings. Average interest-bearing liabilities increased by $26.7 million or 2.5% to $1,117.3 million for the six months ended June 30, 1996 compared to $1,090.6 million for the six months ended June 30, 1995. The growth in interest-bearing liabilities was attributable to a $17.9 million increase in deposits and an $8.8 million increase in borrowed funds. The cost of deposits increased 18 basis points from 4.36% for the period ended June 30, 1995 to 4.54% for the period ended June 30, 1996. The cost of borrowings increased by 10 basis points between the same periods from 5.65% to 5.75%.

     NET INTEREST INCOME. Net interest income of $18.8 million for the six months ended June 30, 1996 represented a $1.3 million or 7.2% increase over the comparable prior year period. Although the net interest rate spread increased only one basis point, from 2.77% for the six months ended June 30, 1995 to 2.78% for the comparable 1996 period, the rate of growth of interest-earning assets was almost double that of interest-bearing liabilities, allowing the net yield on interest-earning assets to increase 9 basis points from 3.03% for the six month period ended June 30, 1995 to 3.12% for the June 30, 1996 period.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.





                                                                              THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------------------------
                                                                     1996                                         1995
                                                  -----------------------------------          -------------------------------------
                                                                                 (AMOUNTS IN THOUSANDS)
                                                    AVERAGE                   YIELD/             AVERAGE                   YIELD/
                                                    BALANCE       INTEREST      RATE             BALANCE       INTEREST      RATE
                                                 ----------       --------    ------          ----------       --------    ------
 INTEREST-EARNING ASSETS
    Loans                                        $  889,638        $34,928     7.85%          $  835,462        $31,305     7.49%
    Taxable securities                              302,485          9,388      6.21             304,187          9,941     6.54
    Federal funds                                     5,127            132      5.15               9,814            283     5.77
    FHLBB stock                                       9,793            309      6.31               9,130            331     7.25
                                                 ----------       --------                    ----------       --------
 TOTAL INTEREST-EARNING ASSETS                   $1,207,043         44,757      7.42          $1,158,593         41,860     7.23
                                                 ----------                                   ----------
                                                 ----------       --------    ------          ----------       --------    ------

 INTEREST-BEARING LIABILITIES
    Deposits                                     $1,023,837         23,246      4.54          $1,005,904         21,908     4.36
    Borrowed funds                                   93,464          2,686      5.75              84,693          2,391     5.65
                                                 ----------       --------                    ----------       --------
 TOTAL INTEREST-BEARING LIABILITIES              $1,117,301         25,932      4.64          $1,090,597         24,299     4.46
                                                 ----------       --------    ------          ----------       --------    ------
                                                 ----------                                   ----------

 NET INTEREST INCOME                                               $18,825                                     $ 17,561
                                                                  --------                                     --------
                                                                  --------                                     --------

 NET INTEREST RATE SPREAD                                                      2.78%                                        2.77%
                                                                              ------                                       ------
                                                                              ------                                       ------

 NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                                  3.12%                                        3.03%
                                                                              ------                                       ------
                                                                              ------                                       ------



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

                                                 SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------
                                                   1996 COMPARED TO 1995
                                            ----------------------------------

                                            VOLUME        RATE            NET
                                           ------       ------         ------
                                                  (AMOUNTS IN THOUSANDS)
INTEREST EARNED ON:
    Loans                                  $2,086       $1,537         $3,623
    Taxable securities                        (55)        (498)          (553)
    Federal funds                            (123)         (28)          (151)
    FHLBB stock                                23          (45)           (22)
                                           ------       ------         ------
INTEREST INCOME                             1,931          966          2,897
                                           ------       ------         ------

INTEREST PAID ON:
    Deposits                                  395          943          1,338
    Borrowed funds                            251           44            295
                                           ------       ------         ------
INTEREST EXPENSE                              646          987          1,633
                                           ------       ------         ------

NET INTEREST INCOME                        $1,285        $ (21)        $1,264
                                           ------       ------         ------
                                           ------       ------         ------

     PROVISION FOR CREDIT LOSSES. The Bank provided $1.7 million for credit losses for the first six months of 1996 compared to $1.2 million for the first six months 1995. The increase in the provision for credit losses in the 1996 period relative to the 1995 period is primarily due to deterioration in the Bank's purchased automobile loan portfolio (see Financial Condition). At the June 30, 1996, the Company's allowance for credit losses totaled $8.0 million, representing 51.6% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $1.1 million allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

     NON-INTEREST INCOME. Non-interest income increased $385,000 or 27.4% from $1.4 million during the first six months of 1995 to $1.8 million during the first six months of 1996. During the first six months of 1996, net realized securities gains totaled $535,000 compared to a net realized loss of $1.3 million for the 1995 period. During the six months ended June 30, 1996, the Bank sold $9.6 million of residential mortgage loans at a net loss of $161,000. The Bank also recognized a net loss of $81,000 on the change in market value on loans classified as held-for-sale during the first six months of 1996. During the first six months of 1995, there was a net gain on the sale of loans of $1.5 million. In a balance sheet restructuring effort during the first quarter of 1995, the Bank sold $45.6 million in investment securities and $29.5 million in mortgage loans. As a result of those transactions during the six months ended June 30, 1995, the Bank incurred a net loss of $288,000. Service charges and other income, comprised principally of loan service and deposit related fees, increased $242,000 or 19.3% from $1.3 million for the first six months of 1995 to $1.5 million for the current period.

     NON-INTEREST EXPENSE. Non-interest expense decreased $1.0 million or 8.1% from $12.4 million during the six months ended June 30, 1995 to $11.4 million during the corresponding period in 1996. The primary reason for the decline in non-interest expense was the reduction in the deposit insurance premium assessed by the FDIC. In the first six months 1995 the FDIC deposit insurance premium paid by the Bank totaled $1.3 million. As a result of the full recapitalization of the Bank Insurance Fund during 1995, the deposit insurance premium assessed by the FDIC to the Bank for the six months ended June 30, 1996 dropped to $1,000.

     Salaries and employee benefits, the largest component of the Company's cost of operations, totaled $5.5 million, increasing $140,000 or 2.6% in the 1996 period compared to the first six months of 1995. As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $744,000 for the current period compared to $335,000 for the year earlier period.

     For the current period, foreclosed asset expense totaled $886,000 compared to $973,000 for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets, which amounted to $425,000 for the six months ended June 30, 1996 compared to $900,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     NET NON-INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, increased by 29 basis points from (1.84%) during the six months ended June 30, 1995 to (1.55%) during the current 1996 period. Non-interest income, as a percentage of average assets (annualized), increased from .24% to .29% for the six months ended June 30, 1995 and 1996, respectively. Non-interest expense, as a percentage of average assets (annualized), decreased 24 basis points from 2.08% during the six months ended June 30, 1995 to 1.84% during the current period.


                       NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                          AS A PERCENTAGE OF AVERAGE ASSETS

                                         SIX MONTHS ENDED JUNE 30,
                                        ---------------------------
                                              1996          1995
                                        ----------     ------------

NON-INTEREST INCOME                            .29            .24
                                        ----------     ------------

NON-INTEREST EXPENSE
     Foreclosed asset                          .14            .17
     FDIC insurance premium                    ---            .22
     Other                                    1.70           1.69
                                        ----------     ------------
TOTAL NON-INTEREST EXPENSE                    1.84           2.08
                                        ----------     ------------

NET NON-INTEREST MARGIN                      (1.55)         (1.84)
                                        ----------     ------------
                                        ----------     ------------


     PROVISION FOR INCOME TAXES. The provision for income taxes during the six months ended June 30, 1996 totaled $3.0 million reflecting a 39.3% effective income tax rate, compared to $2.2 million or an effective income tax rate of 39.9% for the comparable 1995 period.

FINANCIAL CONDITION

     The Company's assets totaled $1,257.4 million at June 30, 1996, representing a $2.9 million or .2% increase from year end 1995. The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $749.5 million, representing 59.6% of total assets at June 30, 1996 compared to $737.4 million or 58.8% of total assets at year end 1995. The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences remained virtually unchanged at $691.8 million or 77.5% of the Bank's total loan portfolio at June 30, 1996 compared to $691.6 million, representing 78.4% of the total loan portfolio, at year end 1995. The Bank also had $4.2 million in residential loans classified as held for sale at June 30, 1996 compared to $2.0 million at December 31, 1995. Mortgage loans closed during the first six months of 1996 totaled $45.5 million compared to $20.5 million closed during the first six months of 1995. As in prior years, the Bank continued to supplement local loan origination through the purchase of single family adjustable rate mortgage loans. The Bank purchased $54.3 million of these loans during the first six months of 1996 compared to $25.8 million during the comparable 1995 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

     Multi-family housing loans totaled $13.0 million or 1.5% of the total loan portfolio at June 30, 1996 compared to $11.2 million or 1.3% of the total loan portfolio at year end 1995. Loans to finance commercial real estate totaled $34.6 million or 3.9% of the total loan portfolio at June 30, 1996. At year end 1995, this portfolio totaled $31.1 million, representing 3.5% of total loans. Loans to finance real estate construction, primarily residential condominiums and single family residences totaled $5.9 million or 0.7% of total loans at June 30, 1996 compared to $3.5 million or .4% of total loans at year end 1995. Unadvanced construction commitments approximated $1.5 million at June 30, 1996 and $2.1 million at December 31, 1995.

     The Company's investment in consumer loans totaled $125.3 million, representing 14.0% of total loans at June 30, 1996, compared to $125.9 million or 14.2% of total loans at year end 1995. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $159.5 million, with $81.7 million in use at June 30, 1996 compared to $144.0 million, with $78.5 million in use at year end 1995.
The remainder of the consumer loan portfolio is substantially comprised of home equity loans and automobile loans. Home equity loans of $20.1 million at June 30, 1996 increased by $.9 million during the first six months 1996. Automobile loans of $14.7 million at June 30, 1996 decreased by $3.2 million during the first six months of 1996.

     During 1995, the Company's automobile loan portfolio increased by $15.3 million to $17.9 million at December 31, 1995. The growth in the automobile portfolio was attributable to the periodic purchase of $16.6 million of sub-prime automobile loans from a third party provider and servicer. During the first quarter of 1996, the Company took over the servicing of this portfolio which totaled $15.8 million. The Company wrote-off $1.4 million of this portfolio during the first six months of 1996, funded in large part by $1.2 million in cash reserve accounts which had been established in conjunction with this portfolio. At June 30, 1996, $362,000 of this portfolio was classified as repossessed collateral. If there is further deterioration in this portfolio, the Company would be required to make additional provisions for credit losses in subsequent periods which could be significant.

     In addition to mortgage and consumer lending, the Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $22.0 million at June 30, 1996, reflecting a $3.0 million or 15.8% increase from the $19.0 million invested at year end 1995. At June 30, 1996, $5.4 million or 24.4% of this portfolio was invested in loans for the development of real estate and $16.6 million or 75.6% was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $3.5 million at June 30, 1996 and $1.6 million at December 31, 1995.

     NON-PERFORMING ASSETS. At June 30, 1996, non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements--Note 1) totaled $19.4 million, representing 1.5% of total assets, compared to $17.5 million of non-performing assets, or 1.4% of total assets, at year end 1995. At June 30, 1996, foreclosed assets totaled $3.9 million, representing .3% of total assets, compared to $3.7 million or .3% of total assets at year end 1995.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:





                                                  June 30, 1996                                     December 31, 1995
                                ----------------------------------------------     -----------------------------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                                               Allowance for                                    Allowance for
                                  Non-performing Loans         Credit Losses        Non-performing Loans        Credit Losses
                                ------------------------    --------------------  ------------------------  ----------------------
                                                                      % of Non-                                         % of Non-
                                             % of Loans               Performing               % of Loans               Performing
LOAN TYPE                       Balance      Outstanding   Balance       Loans    Balance      Outstanding  Balance        Loans
- ---------------                 -------      -----------   -------    ----------  --------     -----------  --------    ----------

MORTGAGE
1(4 Family)                      $ 7,349         1.1%                              $ 7,251         1.0%
Commercial                         1,414         4.1                                 1,495         4.8
Multi-family                       2,547        19.5                                 2,354        21.1
                                 -------                                           -------
TOTAL MORTGAGE                    11,310         1.5       $4,732        41.8%      11,100         1.5       $4,183        37.7%
                                 -------                                           -------

CONSUMER
HELOC                                723         0.9                                   978         1.2
All other                          1,602         3.7                                   480         1.0
                                 -------                                           -------
Total Consumer                     2,325         1.9        2,303        99.1        1,458         1.2        1,751       120.1
                                 -------                                           -------

COMMERCIAL
Real estate
  development                        739        13.8                                   314         8.7
All other                          1,189         7.2                                   896         5.8
                                 -------                                           -------
Total
  Commercial                       1,928         8.8          988        51.3        1,210         6.4          972        80.3
                                 -------                  -------                  -------                  -------

TOTAL                            $15,563         1.7       $8,023        51.6      $13,768         1.6       $6,906        50.2
                                 -------                  -------                  -------                  -------
                                 -------                  -------                  -------                  -------

The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:

                                        JUNE 30,                                 DECEMBER 31,
                                 --------------------     ---------------------------------------------------------
                                   1996         1995        1995        1994         1993        1992         1991
                                 -------     -------      -------     -------      -------     -------      -------
                                                           (AMOUNTS IN THOUSANDS)
NON-ACCRUAL LOANS:
Mortgage                         $11,015     $11,119      $10,658     $11,000      $12,302     $18,387      $18,984
Consumer                           2,324       1,422        1,421       1,280        1,789       2,082        1,616
Commercial                         1,928       1,317        1,210       1,576        3,215       3,901        8,108
                                 -------     -------      -------     -------      -------     -------      -------
TOTAL                             15,267      13,858       13,289      13,856       17,306      24,370       28,708
                                 -------     -------      -------     -------      -------     -------      -------
ACCRUING LOANS
 PAST DUE 90 DAYS:
Mortgage                             295         162          442       1,186        2,317       3,006        4,096
Consumer                               1          83           37         ---          249           1          151
                                 -------     -------      -------     -------      -------     -------      -------
TOTAL                                296         245          479       1,186        2,566       3,007        4,247
                                 -------     -------      -------     -------      -------     -------      -------

TOTAL NON-PERFORMING LOANS        15,563      14,103       13,768      15,042       19,872      27,377       32,955
                                 -------     -------      -------     -------      -------     -------      -------

 FORECLOSED ASSETS                 3,879       5,531        3,942       6,195        9,379      10,456        7,305
    Valuation
      allowance                      (17)       (385)        (230)       (439)      (1,040)       (438)        (412)
                                             -------

                                 -------                  -------     -------      -------     -------      -------
TOTAL, NET                         3,862       5,146        3,712       5,756        8,339      10,018        6,893
                                 -------     -------      -------     -------      -------     -------      -------

TOTAL NON-PERFORMING ASSETS      $19,425     $19,249      $17,480     $20,798      $28,211     $37,395      $39,848
                                 -------     -------      -------     -------      -------     -------      -------
                                 -------     -------      -------     -------      -------     -------      -------

RESTRUCTURED LOANS               $ 3,706     $ 3,782      $ 3,999     $ 3,826      $ 1,965     $ 8,262      $ 6,985
                                 -------     -------      -------     -------      -------     -------      -------
                                 -------     -------      -------     -------      -------     -------      -------


    As detailed in the previous table, the level of non-performing loans increased from $13.8 million at year end 1995 to $15.6 million at June 30, 1996. Deterioration in the Bank's purchased automobile portfolio accounted for $1.1 million of the $1.8 million increase in non-performing loans during the first six months of 1996. Automobile loans are included in the Consumer loan category in the previous table. At June 30, 1996, the Bank had $3.9 million in foreclosed real estate assets, consisting of 25 properties, compared to $3.7 million, consisting of 27 properties at year end 1995. During the first six months of 1996, the Bank reclassified $2.0 million in real estate loans to foreclosed assets. In addition, at June 30, 1996 the Bank had $362,000 in automobile loans, consisting of 92 vehicles, reclassified as consumer loan repossessions.

    During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets.
Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. For the first six months of 1996, the Bank provided $425,000 to this allowance compared to $900,000 for the comparable 1995 period. During the current period, the Bank charged $638,000 in specific write-downs against this allowance compared to $954,000 during the comparable year earlier period. At June 30, 1996, the allowance for estimated losses on foreclosed assets totaled $17,000 compared to $230,000 at year end 1995.

    The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1996 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days has decreased to $8.6 million at June 30, 1996, representing 1.0% of the total loan portfolio, compared to $9.3 million or 1.1% of the total loan portfolio at year end 1995. Purchased automobile loans accounted for $.7 million of loans past due 60 days at June 30, 1996.

    The following table summarizes the Bank's accruing loans past due 60 days:



                                         JUNE 30,                                 DECEMBER 31,
                                 --------------------     ---------------------------------------------------------
                                   1996         1995        1995        1994         1993        1992         1991
                                 -------     -------      -------     -------      -------     -------      -------
                                                           (AMOUNTS IN THOUSANDS)
LOANS PAST DUE
  60 DAYS:
 Mortgage                         $6,909      $5,397       $8,111      $5,014       $7,369      $8,829       $9,072
 Consumer                          1,588         324          994       1,015          651         815          525
 Commercial                           85         218          203          62          ---          95          353
                                 -------     -------      -------     -------      -------     -------      -------
TOTAL                             $8,582      $5,939       $9,308      $6,091       $8,020      $9,739       $9,950
                                 -------     -------      -------     -------      -------     -------      -------
                                 -------     -------      -------     -------      -------     -------      -------



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

    To the extent that the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 22 properties for an aggregate consideration of $1.5 million in first six months of 1996. During the comparable 1995 period, the Bank sold and closed on 9 properties for an aggregate consideration of $900,000.

    In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $1.7 million to the allowance for credit losses during the six months ended June 30, 1996 compared to $1.2 million for the comparable 1995 period. During the six months ended June 30, 1996, the Bank wrote off $583,000 (net of recoveries). At June 30, 1996 the allowance for credit losses totaled $8.0 million, which includes $1.1 million allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.9 million at year end 1995, which included $1.2 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements--Note 13). The allowance for credit losses represented 51.6% of non-performing loans at June 30, 1996, compared to 50.2% at year end 1995.

    In addition to collection and workout efforts, management also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At June 30, 1996, in addition to non-performing assets, the Bank had $3.7 million in loans which have been restructured.

    INVESTMENT SECURITIES. The Bank's securities portfolio was $304.8 million or 24.2% of total assets at June 30, 1996, down from $320.2 million or 25.5% at December 31, 1995. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. Under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements--Notes 1 and 2). At June 30, 1996, the Bank had securities totaling $74.1 million classified as held-to-maturity, compared to $77.9 million at December 31, 1995. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost.

    Securities classified as available-for-sale at June 30, 1996 totaled $230.6 million compared to $241.1 million at December 31, 1995. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value with unrealized gains and losses, net of tax effect, reported as a separate component of Stockholders' equity. At June 30, 1996, the Bank had unrealized losses, net of tax effect, of $.4 million compared to net unrealized gains, net of tax effect, of $.4 million at December 31, 1995.

    The trading portfolio, which consists of equity securities, totaled $.9 million at June 30, 1996 compared to $1.2 million at December 31, 1995. This portfolio is carried at fair value with changes in unrealized gains or losses reflected in earnings. At June 30, 1996, the trading portfolio had net unrealized holding gains of $23,000, unchanged from December 31, 1995.

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

    During the first six months of 1996, deposits decreased by $27.1 million or 2.6%, after interest credited of $23.2 million, from $1,058.1 million, funding 84.3% of total assets at year end 1995, to $1,031.0 million, funding 82.0% of total assets at June 30, 1996. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

    In April 1996, the Bank changed the manner in which interest was determined on a category of money-market deposit accounts branded as No Maturity CD's. No Maturity CD's had been linked to the prime rate minus 250 basis points. Subsequent to the change, the rate is determined from time to time at the Bank's discretion, which is more in keeping with market rates of interest for accounts of that type. On the date of the change, the interest rate in effect for No Maturity CD's dropped 200 basis points from 5.75% to 3.75%. As a result of the change in interest paid for No Maturity CD's, the balance declined for that account type from $176.6 million at year-end 1995 to $95.4 million at June 30, 1996. While No Maturity CD's declined by $81.1 million during the first six months of 1996, a significant portion of those funds were reinvested in term certificates of deposit. Term certificates of deposit increased by $52.6 million from $579.8 million at December 31, 1995 to $632.4 million at June 30, 1996.

    The Bank also utilizes the FHLBB as an alternative source of funds.  At
June 30, 1996, FHLBB advances totaled $123.6 million, funding 9.8% of total assets, compared to $96.9 million, funding 7.7% of total assets at year end 1995. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities.

    Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $129.9 million in investable funds during the first six months of 1996. In keeping with the Bank's asset and liability management objectives (see "Asset/Liability Management"), the Bank periodically may sell loans. The Bank sold $9.6 million in loans during the first six months of 1996. The Bank has retained servicing on all loans that have been sold and was servicing $144.8 million of mortgage loans for others at June 30, 1996. At June 30, 1996 the Bank had $4.2 million in loans classified as held-for-sale, net of a $81,000 lower market value adjustment, compared to $2.0 million at December 31, 1995.

    LIQUIDITY. The Bank monitors its liquidity position to ensure that it is able to meet its need for funds. In general, the Bank maintains a level of asset-based liquidity which is consistent with its current business plan. The volume of liquid assets carried by the Bank will vary from time to time based on management's business objectives, which in part, will be influenced by expected economic activity. During periods of economic expansion, coupled with a commensurate increase in loan demand, or during a period of disintermediation, financial resources may be allocated from asset-based liquidity to fund these demands. In the event that asset-based liquidity is at a minimum, the Bank will rely upon liability based liquidity to augment its funding needs. This source of liquidity is primarily provided by the FHLBB. As a member of the FHLBB, the Bank is eligible to borrow against certain qualifying collateral assets as defined by the FHLBB. At June 30, 1996, the Bank had approximately $750.0 million in qualifying collateral against which actual borrowings were $123.6 million.

    As of June 30, 1996, the Company had short-term liquid assets consisting of cash, due from banks, federal funds, unpledged available-for-sale securities, and loans held-for-sale of $257.2 million. The Company's short-term liquid assets represented 22.6% of the Company's liquidity base, defined as all withdrawable deposit accounts, less the unpaid balance of loans secured by such accounts, and the principal amount of all borrowings payable on demand in one year or less.

         CAPITAL RESOURCES. Stockholders' Equity at June 30, 1996 increased to $84.2 million from $80.8 million at December 31, 1995. The $3.4 million or 4.3% increase in Stockholders' Equity was primarily attributable to net income of $4.6 million for the six months ended June 30, 1996, partially offset by a change in the unrealized loss on securities available-for-sale, net of tax effect, of $941,000.

    The Federal Reserve Board (the "FRB") and the FDIC have adopted risk-based capital standards which require bank holding companies and banks, respectively, to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%.
Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements--Note 13), Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible. At June 30, 1996, the core deposit intangible totaled $2.5 million. This amount, in addition to approximately $176,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 12.3% and a ratio of tier 1 capital to risk-weighted assets of 11.2% at June 30, 1996. Derby Savings' ratio of total capital to risk-weighted assets was 12.2% and its ratio of tier 1 capital to risk-weighted assets was 11.1% at June 30, 1996.

    The FRB and the FDIC have supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The FRB and the FDIC have indicated that all but the most highly rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At June 30, 1996, the Company had a ratio of tier 1 capital to total assets of 6.5% and the Bank had a ratio of tier 1 capital to total assets of 6.5%.

    Under the FDIC's prompt corrective action regulation, a savings bank is considered: (i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure);
(ii)"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv)"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At June 30, 1996, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

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



JUNE 30, 1996                              More Than   More Than    More Than   More Than    More Than
                                          Six Months    One Year  Three Years  Five Years     10 Years
                             Six Months       To One    To Three      To Five      To Ten        To 20   More Than
                                or Less         Year       Years        Years       Years        Years    20 Years        Total
                             ----------   ----------   ---------  -----------  ----------    ---------   ---------   ----------
                             ----------   ----------   ---------  -----------  ----------    ---------   ---------   ----------
                                                        (Dollar amounts in thousands)
Assets:
  Investments:
    Securities                 $169,556      $59,967     $36,654      $16,194     $7,383        $8,957        $811     $299,522
    Federal funds sold            6,895           --          --          --          --            --          --        6,895
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------

  Total investments             176,451       59,967      36,654       16,194      7,383         8,957         811      306,417
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------

  Loans:
    Fixed-rate mortgages          6,034        5,882      25,255      25,354       57,944       52,186      28,191      200,846
    Adjustable-rate mortgages   255,702      241,093      20,553      17,761        1,491        1,030          --      537,630
    Consumer loans               93,217        7,879      10,922        4,000      4,829         2,171          --      123,018
    Commercial loans             19,715           33          45          30          195           29          --       20,047
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------

  Total loans                   374,668      254,887      56,775       47,145     64,459        55,416      28,191      881,541
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------

Total interest-sensitive
   assets                      $551,119     $314,854     $93,429     $63,339      $71,842      $64,373     $29,002   $1,187,958
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------


Liabilities:
  Regular & club savings       $188,654   $       --  $       --    $     --      $    --     $     --    $     --     $188,654
  Certificates of deposit       294,724      197,912      85,604      54,157          --            --          --      632,397
  Money market accounts         125,411           --          --          --          --            --          --      125,411
  NOW accounts                   45,130           --          --           --         --            --          --       45,130
  FHLBB advances                 99,696       11,065       9,725        3,120         --            --          --      123,606
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------

Total interest-sensitive
   liabilities                 $753,615     $208,977     $95,329      $57,277     $    --      $    --     $    --   $1,115,198
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------
                             ----------   ----------   ---------    ---------   ---------    ---------   ---------   ----------


GAP (repricing difference)    ($202,496)    $105,877     ($1,900)      $6,062     $71,842      $64,373     $29,002
Cumulative GAP                ($202,496)    ($96,619)   ($98,519)    ($92,457)   ($20,615)     $43,758     $72,760
Cumulative GAP/total assets      (16.1%)       (7.7%)      (7.8%)       (7.4%)      (1.6%)        3.5%        5.8%

Ratio of interest-sensitive
  assets to interest-
  sensitive liabilities           73.1%       150.7%       98.0%      110.6%                                             106.5%

Cumulative ratio of
  interest-sensitive
  assets to interest-
  sensitive liabilities                        90.0%        90.7%      91.7%         98.2%      103.9%       106.5%



PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

Not Applicable

ITEM 2  CHANGES IN SECURITIES

Not Applicable

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its 1996 annual meeting of stockholders ("Annual Meeting") on April 24, 1996. At the Annual Meeting, three directors were elected for three-year terms and one director was elected for a one-year term, and the stockholders ratified the appointment by the Board of Directors of the firm of Friedberg, Smith & Co., P.C. as independent public accountants of the Company for the year ending December 31, 1996.

              (b) The names of the three directors elected at the Annual Meeting to new three-year terms are as follows: Walter R. Archer Jr., Laura J. Donahue and John M. Rak. Harry P. DiAdamo Jr. was elected to a new one-year term. In addition to these persons, the terms of office of the following directors continue after the Annual Meeting: Achille A. Apicella, John F. Costigan, Michael F. Daddona Jr., Angelo E. Dirienzo, Christopher H.B. Mills, John P. Sponheimer and Gary M. Tompkins.

              (c)  The following votes were cast in the election of directors:

                                                      WITHHOLD
              NOMINEES                    FOR         AUTHORITY
              --------                    ---         ---------
              Walter R. Archer Jr.     2,221,813       14,889
              Laura J. Donahue         2,222,045       14.657
              John M. Rak              2,221,317       15,385
              Harry P. DiAdamo Jr.     2,222,045       14,657

               There were 2,228,867 votes cast FOR ratification of the appointment of Friedberg, Smith & Co., as independent public accountants for the Company for the year ending December 31, 1996, 4,874 votes were cast AGAINST such ratification and 2,961 were abstentions.

               There were no broker non-votes in either the election of directors or as to ratification of the appointment of the firm selected to act as the Company's independent accountants for 1996.

ITEM 5  OTHER INFORMATION

Not Applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index
     Exhibit                            Page of this
     Number                                 Report
     ------                             ------------
       27      Financial Data Schedule        42

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DS BANCOR, INC.
                                        ----------------------------------

                                                  Registrant


Date:     AUGUST 14, 1996          By:  /S/HARRY P. DIADAMO, JR.
          ---------------               ----------------------------------
                                           Harry P. DiAdamo Jr.
                                           President & CEO



Date:     AUGUST 14, 1996          By:  /S/ALFRED T. SANTORO
          ---------------               ----------------------------------
                                           Alfred T. Santoro
                                           Vice President, Treasurer and CFO