Form 10-Q
period 1996-09-30
DS BANCOR INC
filed 1996-11-07
CIK 790168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended    September 30, 1996
                                            --------------------
                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                      to
                                  -------------------     ----------------

                         Commission file number 0-16193

                                DS BANCOR, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                         06-1162884
              --------                         ----------
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
Yes /X/   No
    ---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class:  Common Stock, par value $1.00 per share
             Outstanding at November 12, 1996:  3,031,527 shares

                                    INDEX

                                                                   Page(s)
                                                                   -------
Part 1 -- Consolidated Financial Statements

        A.  Consolidated Statements of Position                         1

        B.  Consolidated Statements of Earnings                         2

        C.  Consolidated Statements of Stockholders' Equity             3

        D.  Consolidated Statements of Cash Flows                       4

        E.  Notes to Consolidated Financial Statements             5 - 23

        F.  Selected Consolidated Financial and Other Data             24

        G.  Management's Discussion and Analysis                  25 - 39


Part 2 -- Other Information                                            40


Signatures                                                             41

                                             DS BANCOR, INC.

                                   CONSOLIDATED STATEMENTS OF POSITION
                                       (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                                      1996                   1995
                                                                                 -------------            ------------
                                                                                  (UNAUDITED)
ASSETS
  Cash and due from banks (Note 1)                                                     $15,854               $18,425
  Federal funds sold (Note 1)                                                               --                 2,305
  Securities (Notes 1 & 2)
     Trading                                                                             1,837                 1,171
     Available-for-sale                                                                255,103               241,136
     Held-to-maturity (fair value:  $69,441 at
        September 30, 1996 and $77,394 at December 31, 1995)                            71,292                77,881
  Loans held-for-sale (Notes 1 & 3)                                                        712                 2,035
  Loans receivable (net of allowances for credit losses of $7,369
     at September 30, 1996 and $6,906 at December 31, 1995)(Notes 1 & 3)               876,572               873,304
  Federal Home Loan Bank of Boston stock, at cost (Note 8)                               9,793                 9,793
  Accrued income receivable (Note 1)                                                     7,547                 7,746
  Bank premises and equipment, net (Notes 1 & 6)                                         6,975                 6,504
  Deferred income tax asset, net (Notes 1 & 10)                                          4,080                 3,293
  Foreclosed assets (net of allowances of $2 at September 30, 1996
    and $230 at December 31, 1995)(Notes 1 & 5)                                          4,515                 3,712
  Other assets (Note 13)                                                                 5,143                 7,178
                                                                                   -----------            ----------
TOTAL ASSETS                                                                        $1,259,423            $1,254,483
                                                                                   -----------            ----------
                                                                                   -----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits (Note 7)
     Non-interest bearing                                                              $40,681               $35,999
     Interest bearing                                                                  989,308             1,022,146
                                                                                   -----------            ----------
  Total                                                                              1,029,989             1,058,145
  Mortgagors' escrow                                                                     5,277                11,193
  Advances from Federal Home Loan Bank of Boston (Note 8)                              128,185                96,876
  Other liabilities (Note 9)                                                             9,484                 7,460
                                                                                   -----------            ----------
     Total Liabilities                                                               1,172,935             1,173,674
                                                                                   -----------            ----------
Stockholders' Equity (Notes 1, 11 & 14)
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                                                           --                    --
  Common stock, par value $1.00; authorized 6,000,000 shares;
    issued:  3,371,027 in 1996, 3,368,527 in 1995
    outstanding:  3,031,527 in 1996, 3,029,027 in 1995                                   3,371                 3,368
  Additional paid-in capital                                                            44,579                44,514
  Retained earnings                                                                     43,395                37,014
  Net unrealized (losses) gains on available-for-sale securities, net of
      tax of $240 at September 30, 1996 and ($301) at December 31, 1995                   (344)                  426
  Less:  Treasury stock, at cost (339,500 shares)                                       (4,513)               (4,513)
                                                                                   -----------            ----------
     Total Stockholders' Equity                                                         86,488                80,809
                                                                                   -----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,259,423            $1,254,483
                                                                                   -----------            ----------
                                                                                   -----------            ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                           - 1 -

                                        DS BANCOR, INC.

                                 CONSOLIDATED STATEMENTS OF EARNINGS
                          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                 1996           1995           1996          1995
                                                              ----------     ---------       --------      --------
                                                                                 (UNAUDITED)
INTEREST INCOME (NOTE 1)
  Interest and fees on loans                                     $17,535       $16,606       $52,463        $47,911
  Taxable interest on securities                                   4,819         5,244        13,815         15,200
  Dividends on securities                                            527           209         1,360            808
                                                               ---------      --------       -------       --------
     Total interest income                                        22,881        22,059        67,638         63,919
                                                               ---------      --------       -------       --------
INTEREST EXPENSE
  Deposits (Note 7)                                               10,933        12,049        34,235         34,053
  Borrowed funds (Note 8)                                          1,849         1,461         4,535          3,852
  Less:  Penalties on premature time deposit withdrawals             (30)          (24)          (86)          (120)
                                                               ---------      --------       -------       --------
     Net interest expense                                         12,752        13,486        38,684         37,785
                                                               ---------      --------       -------       --------
NET INTEREST INCOME                                               10,129         8,573        28,954         26,134
Provision for credit losses (Notes 1 & 3)                          1,250           625         2,950          1,825
                                                               ---------      --------       -------       --------
Net interest income after provision for credit losses              8,879         7,948        26,004         24,309
                                                               ---------      --------       -------       --------
NON-INTEREST INCOME
  Service charges and other income                                   689           633         2,186          1,888
  Net realized securities gains (losses) (Note 2)                    157           312           692         (1,035)
  Net (loss) gain on sale of loans                                    (2)           (1)         (244)         1,496
                                                               ---------      --------       -------       --------
     Total non-interest income, net                                  844           944         2,634          2,349
                                                               ---------      --------       -------       --------
NON-INTEREST EXPENSE
  Salaries and wages                                               2,289         1,938         6,397          5,960
  Employee benefits (Note 9)                                         685           605         2,039          1,905
  Occupancy (Note 6)                                                 495           441         1,492          1,318
  Furniture and equipment (Note 6)                                   307           376           826            949
  Foreclosed asset expense, net (Notes 1 & 5)                        207           427         1,093          1,400
  Other                                                            1,904         1,627         5,415          6,256
                                                               ---------      --------       -------       --------
     Total non-interest expense                                    5,887         5,414        17,262         17,788
                                                               ---------      --------       -------       --------
Income before income taxes                                         3,836         3,478        11,376          8,870
Provision for income taxes (Note 10)                               1,485         1,429         4,449          3,581
                                                               ---------      --------       -------       --------
NET INCOME                                                        $2,351        $2,049        $6,927         $5,289
                                                               ---------      --------       -------       --------
                                                               ---------      --------       -------       --------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 1)
  Primary                                                      3,197,870     3,098,357     3,165,719      3,089,358
  Fully diluted                                                3,204,790     3,098,357     3,203,938      3,095,764

EARNINGS PER SHARE (NOTE 1)
  Primary                                                          $0.74         $0.66         $2.19          $1.71
  Fully diluted                                                    $0.73         $0.66         $2.16          $1.71


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                DS BANCOR, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         (DOLLAR AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                          Retained Earnings
                                                                      -------------------------
                                                      Additional                     Unrealized                         Total
                                           Common       Paid-in       Retained         Gains          Treasury      Stockholders'
                                            Stock       Capital       Earnings        (Losses)          Stock          Equity
                                          --------    ----------      --------       ----------       --------      -------------
                                                                                      (Note 1)
Balance--December 31, 1994                 $3,085      $37,780        $36,362         ($5,577)        ($4,513)         $67,137

Net income                                                              5,289                                            5,289
Stock dividend declared on common
  stock (5%--March 15, 1995)                  137        3,283         (3,420)                                               0
Shares issued for fractional interest                       12                                                              12
Cash in lieu of fractional shares                                         (12)                                             (12)
Changes in unrealized gains
  (losses), net                                                                         5,725                            5,725
                                          -------     --------        -------        --------        --------       ----------
Balance--September 30, 1995                $3,222      $41,075        $38,219            $148         ($4,513)         $78,151
                                          -------     --------        -------        --------        --------       ----------
                                          -------     --------        -------        --------        --------       ----------

Balance--December 31, 1995                 $3,368      $44,514        $37,014            $426         ($4,513)        $80,809

Net income                                                              6,927                                           6,927
Cash dividend declared on common
  stock ($.18 per share)                                                 (546)                                           (546)
Stock options exercised
  (2,500 shares) (Note 11)                      3           65                                                             68
Changes in unrealized gains
  (losses), net                                                                          (770)                           (770)
                                          -------     --------        -------        --------         -------       ---------
Balance--September 30, 1996                $3,371      $44,579        $43,395           ($344)        ($4,513)        $86,488
                                          -------     --------        -------        --------         -------       ---------
                                          -------     --------        -------        --------         -------       ---------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DS BANCOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                                      1996             1995
                                                                    --------         --------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $6,927           $5,289
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for credit losses                                        2,950            1,825
    Provision for estimated losses on foreclosed assets                  525            1,200
    Depreciation and amortization                                        649              766
    Amortization of intangible assets                                    539              505
    Net amortization of premiums/discounts on securities                 607              421
    Net (amortization) accretion of deferred loan fees                  (593)             974
    Benefit for deferred income taxes                                   (246)            (138)
    Decrease in deferred income tax asset                                 --            1,523
    Net securities (gain) loss                                          (418)           1,035
    Net loss (gain) on sale of loans                                     244           (1,496)
    Gains on sales of foreclosed assets                                 (199)             (63)
    Net (increase) decrease in trading securities                       (666)             423
    Decrease (increase) in accrued income receivable                     199             (112)
    Net decrease in other assets                                       2,014            4,690
    Decrease in other liabilities                                      2,024               34
                                                                    --------         --------
      Net cash provided by operating activities                       14,556           16,876
                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured securities available-for-sale                 38,206           35,163
  Proceeds from sale of securities available-for-sale                  2,734           51,505
  Proceeds from matured securities held-to-maturity                    9,952           10,936
  Purchase of securities available-for-sale                          (56,788)         (92,819)
  Purchase of securities held-to-maturity                             (3,500)          (7,000)
  Purchase of FHLBB stock                                                 --             (894)
  Proceeds from loans sold to others                                  16,410           32,724
  Purchases of loans from others                                     (67,423)         (63,797)
  Net decrease in loans receivable                                    43,993           14,464
  Premises and equipment additions                                    (1,120)            (244)
  Proceeds from sale of foreclosed assets                              1,345            1,054
  Net decrease in foreclosed assets                                       --              472
                                                                    --------         --------
      Net cash used in investing activities                          (16,191)         (18,436)
                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                (28,156)          17,377
  Net decrease in mortgagors' escrow                                  (5,916)          (6,019)
  Net decrease in Other borrowings                                        --           13,260
  Net decrease in short term FHLBB advances                             (641)         (28,132)
  Proceeds from long term FHLBB advances                             181,050           40,000
  Repayment of long term FHLBB advances                             (149,100)         (32,701)
  Proceeds from issuance of common stock                                  68               12
  Dividends paid to stockholders                                        (546)             (12)
                                                                    --------         --------
      Net cash provided (used) by financing activities                (3,241)           3,785
                                                                    --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (4,876)           2,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      20,730           18,628
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $15,854          $20,853
                                                                    --------         --------
                                                                    --------         --------

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

Effective January 1, 1995, the Bank implemented the provisions of SFAS Nos. 114/118, "Accounting by Creditors for Impairment of a Loan." These statements address the accounting for loans considered impaired and the recognition of impairment. A loan is considered impaired when, in management's judgment, current information and events indicate it is probable that collection of all amounts due according to the contractual terms of the loan agreement will not be met. The provisions of these statements are prospective, with any adjustments resulting from initial application reflected as an adjustment to the provision for credit losses. The effect on the accompanying Consolidated Financial Statements of adopting these statements was not significant.

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

NOTE 2 - SECURITIES

Securities have been classified in the accompanying Consolidated Statements of Financial Position according to management's intent. Carrying amounts and approximate fair values of Securities were as follows (AMOUNTS IN THOUSANDS):

                                                                 SEPTEMBER 30, 1996
                                                --------------------------------------------------
                                                 AMORTIZED     GROSS UNREALIZED HOLDING     FAIR
                                                               ------------------------
                                                   COST           GAINS     LOSSES          VALUE
                                                -----------     -------    --------        -------
TRADING
Marketable equities                               $  1,764      $   75      $    2        $  1,837
                                                -----------     -------    --------        -------
                                                -----------     -------    --------        -------
AVAILABLE-FOR-SALE
U.S.Government and agency obligations             $ 10,448      $   20      $  173        $ 10,295
Mortgage-backed securities                         212,643       1,456       2,224         211,875
Other bonds and notes                                2,177           5           4           2,178
                                                -----------     -------    --------        -------
  Total debt securities                            225,268       1,481       2,401         224,348
Marketable equities                                  3,981         352         129           4,204
Preferred stock                                     16,662          18         328          16,352
Mutual funds                                         9,776         423         ---          10,199
                                                -----------     -------    --------        -------
Total                                             $255,687      $2,274      $2,858        $255,103
                                                -----------     -------    --------        -------
                                                -----------     -------    --------        -------

HELD-TO-MATURITY
Mortgage-backed securities                       $ 63,292          $29      $1,880         $61,441
Money market preferred stock                        8,000          ---         ---           8,000
                                                -----------     -------    --------        -------
Total                                            $ 71,292          $29      $1,880         $69,441
                                                -----------     -------    --------        -------
                                                -----------     -------    --------        -------

                                                                 DECEMBER 31, 1995
                                                --------------------------------------------------
                                                 AMORTIZED      GROSS UNREALIZED HOLDING    FAIR
                                                                ------------------------
                                                   COST            GAINS     LOSSES         VALUE
                                                -----------      -------    --------       -------
TRADING
Marketable equities                              $  1,148        $   23     $   ---        $  1,171
                                                -----------      -------    --------       --------
                                                -----------      -------    --------       --------
AVAILABLE-FOR-SALE
U.S.Government and agency                        $  8,297        $  109     $   ---        $  8,406
obligations
Mortgage-backed securities                         213,538        2,378       1,826         214,090
Other bonds and notes                                4,175            3          11           4,167
                                                -----------      -------    --------        -------
    Total debt securities                          226,010        2,490       1,837         226,663
Marketable equities                                 13,329          307         294          13,342
Mutual funds                                         1,070           61         ---           1,131
                                                -----------     -------    --------        --------
Total                                            $ 240,409      $ 2,858     $ 2,131        $241,136
                                                -----------     -------    --------        --------
                                                -----------     -------    --------        --------

HELD-TO-MATURITY
U.S. Government and agency obligations           $   2,000      $  ---      $  ---         $  2,000
Mortgage-backed securities                          70,881          62         549           70,394
                                                -----------     -------    --------        --------
Total debt securities                               72,881          62         549           72,394
Money market preferred stock                         5,000         ---         ---            5,000
                                                -----------     -------    --------        --------
Total                                            $  77,881    $     62      $  549         $ 77,394
                                                -----------     -------    --------        --------
                                                -----------     -------    --------        --------

The scheduled contractual maturities of debt securities at September 30, 1996 are as follows:


                                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                                -----------------------   ------------------------
                                                 AMORTIZED       FAIR      AMORTIZED       FAIR
                                                   COST          VALUE       COST          VALUE
                                                -----------    ---------  -----------    ---------
                                                                (AMOUNTS IN THOUSANDS)
Due in one year or less                          $  2,000       $  1,996    $   ---       $   ---
Due  after  one year  through five years              177            181        ---           ---
Due after  five years through ten years               749            753        ---           ---
Due after ten years                                 9,700          9,543        ---           ---
                                                 --------       --------    -------       -------
                                                   12,625         12,473        ---           ---
Mortgage-backed securities                        212,643        211,875     63,292        61,441
                                                 --------       --------    -------       -------
Total                                            $225,268       $224,348    $63,292       $61,441
                                                 --------       --------    -------       -------
                                                 --------       --------    -------       -------


Proceeds and realized gains (losses) from sales of securities classified as Available-for-sale were as follows:

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                       -------------------------------------------------------
                                                             GROSS REALIZED
                                                           --------------------
                                        PROCEEDS                                         NET
                                       FROM SALES              GAINS       LOSSES       GAINS
                                       ----------          -----------   ---------    --------
                                                           (AMOUNTS IN THOUSANDS)

Marketable equities                         $52                     $1          $1      $ ---
                                       ----------          -----------   ---------    --------
                                       ----------          -----------   ---------    --------

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                       -------------------------------------------------------
                                                             GROSS REALIZED
                                                           --------------------
                                        PROCEEDS                                         NET
                                       FROM SALES              GAINS       LOSSES       GAINS
                                       ----------          -----------   ---------    --------
                                                           (AMOUNTS IN THOUSANDS)

Marketable equities                    $5,239              $       211      $    1      $  210
                                       ----------          -----------   ---------    --------
                                       ----------          -----------   ---------    --------

                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       -------------------------------------------------------
                                                             GROSS REALIZED
                                                           --------------------
                                        PROCEEDS                                         NET
                                       FROM SALES              GAINS       LOSSES       GAINS
                                       ----------          -----------   ---------    --------
                                                           (AMOUNTS IN THOUSANDS)

Marketable equities                       $1,849                 $245           $3         $242 (a)
                                       ----------          -----------   ---------    ---------
                                       ----------          -----------   ---------    ---------

(A) EXCLUDES  A $23,100  CAPITAL GAIN REALIZED ON MUTUAL FUNDS.

                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       --------------------------------------------------------
                                                             GROSS REALIZED
                                                           --------------------          NET
                                        PROCEEDS                                      (LOSSES)
                                       FROM SALES              GAINS       LOSSES       GAINS
                                       ----------          -----------   ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)

U.S. Government and agency bonds        $ 27,994               $  ---       $1,223     $(1,223)
Other bonds and notes                     17,583                  ---          555        (555)
                                       ----------          -----------   ---------    ---------
 Total debt securities                    45,577                  ---        1,778      (1,778)
Marketable equities                        5,814                  335            1         334
                                       ----------          -----------   ---------    ---------
Total                                   $ 51,391                 $335       $1,779     $(1,444)
                                       ----------          -----------   ---------    ---------
                                       ----------          -----------   ---------    ---------


At September 30, 1996, the aggregate amortized cost and fair value of securities pledged as collateral against public funds and treasury tax and loan deposits were approximately $4.0 million and $3.9 million, respectively.

NOTE 3 - LOANS RECEIVABLE AND LOANS HELD-FOR-SALE

The components of Loans receivable, net in the accompanying Consolidated Statements of Position were as follows:

                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                1996                 1995
                                                            ----------------------------------
                                                                     (AMOUNTS IN THOUSANDS)
   MORTGAGE
     Residential real estate                                  $678,713               $695,419
     Commercial real estate                                     37,293                 31,234
     Multi-family real estate                                   13,064                 11,237
     Residential construction                                    6,264                  3,518
                                                             ---------              ---------
                                                               735,334                741,408
                                                             ---------              ---------
   CONSUMER
     Home equity lines of credit                                88,009                 78,523
     Home equity installment                                    22,004                 21,735
     Collateral                                                  3,153                  3,330
     All other                                                  15,623                 21,492
                                                             ---------              ---------
                                                               128,789                125,080
                                                             ---------              ---------
   COMMERCIAL
     Commercial                                                 16,514                 15,463
     Real estate development                                     6,732                  3,603
                                                             ---------             ----------
                                                                23,246                 19,066
                                                             ---------             ----------
   TOTAL                                                       887,369                885,554

     Net deferred  loan fees,  premiums & discounts             (2,716)                (3,309)
     Allowances for credit losses                               (7,369)                (6,906)
                                                             ---------             ----------

                                                               877,284                875,339
     Residential real  estate loans held-for-sale                 (712)                (2,035)
                                                             ---------             ----------
     LOANS RECEIVABLE, NET                                    $876,572               $873,304
                                                             ---------             ----------
                                                             ---------             ----------

     Loans are summarized between fixed and adjustable rates as follows:

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1996                 1995
                                                             -------------      --------------
                                                                     (AMOUNTS IN THOUSANDS)

     Fixed rate                                               $229,658                $224,741
     Adjustable rate                                           657,711                 660,813
                                                              --------                --------
     Total                                                    $887,369                $885,554
                                                              --------                --------
                                                              --------                --------

The Bank has sold certain mortgage loans and retained the related servicing rights (Note 20). The principal balances of loans serviced for others, which are not included in the accompanying Consolidated Statements of Position, were approximately $148.4 million and $147.1 million at September 30, 1996 and December 31, 1995, respectively.

The recorded investment in impaired loans (Note 1) at September 30, 1996 approximated $15.9 million and included approximately $12.7 million in mortgage loans, $1.9 million in consumer loans and $1.3 million in commercial loans. The amount of the related Allowance for credit losses on these loans at September 30, 1996 approximated $1.7 million. The average recorded investment in impaired loans during the nine months ended

September 30, 1996 was approximately $15.2 million. During the nine months ended September 30, 1996, amounts recognized as interest income on impaired loans were not significant.

The recorded investment in impaired loans at December 31, 1995 approximated $13.8 million and included approximately $11.1 million in mortgage loans, $1.5 million in consumer loans and $1.2 million in commercial loans. The amount of the related Allowance for credit losses on these loans at December 31, 1995 approximated $1.6 million.

Activity in the Allowances for credit losses for the periods indicated were as follows:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                       1996           1995           1996          1995
                                                     --------       -------       --------       --------
                                                                     (AMOUNTS IN THOUSANDS)
   MORTGAGE LOANS
     Balance at beginning of period                   $4,732         $4,261         $4,183         $4,495
     Provision for credit losses                         100            625          1,050          1,625
     Loan charge-offs                                   (562)          (462)        (1,139)        (1,869)
     Recoveries                                           24             42            200            215
                                                     --------       -------       --------       --------
     Balance at end of period                         $4,294         $4,466         $4,294         $4,466
                                                     --------       -------       --------       --------
                                                     --------       -------       --------       --------
   CONSUMER LOANS
     Balance at beginning of period                   $2,303         $1,291         $1,751         $1,266
     Provision for credit losses                       1,150            ---          1,900            200
     Loan charge-offs                                 (1,492)           (22)        (1,807)          (266)
     Recoveries                                            2             14            119             83
                                                     --------       -------       --------       --------
     Balance at end of period                         $1,963         $1,283         $1,963         $1,283
                                                     --------       -------       --------       --------
                                                     --------       -------       --------       --------
   COMMERCIAL LOANS
     Balance  at  beginning of period                   $988           $999           $972         $1,042
     Provision for credit losses                         ---            ---            ---            ---
     Loan charge-offs                                    (54)           ---            (81)           (48)
     Recoveries                                          178              2            221              7
                                                     --------       -------       --------       --------
     Balance at end of period                         $1,112         $1,001         $1,112         $1,001
                                                     --------       -------       --------       --------
                                                     --------       -------       --------       --------
   TOTAL ALLOWANCE FOR CREDIT LOSSES
     Balance at beginning of period                   $8,023         $6,551         $6,906         $6,803
     Provision for credit losses                       1,250            625          2,950          1,825
     Loan charge-offs                                 (2,108)          (484)        (3,027)        (2,183)
     Recoveries                                          204             58            540            305
                                                     --------       -------       --------       --------
     Balance at end of period                         $7,369         $6,750         $7,369         $6,750
                                                     --------       -------       --------       --------
                                                     --------       -------       --------       --------

In connection with the Burritt transaction (Note 13), the Bank purchased two loan pools at discounts of approximately $9.0 million and $1.3 million, which were added to the Bank's Allowance for mortgage and consumer credit losses, respectively, in 1992. During 1993, the Bank completed a valuation analysis of these loans and allocated approximately $6.0 million from these amounts to a purchased loan discount, which will be accreted to interest income over the remaining terms of the acquired loans. At September 30, 1996, the Allowances for credit losses, which totaled approximately $7.4 million, included approximately $.8 million allocated to the loans acquired in the Burritt transaction.

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

The Bank's exposure to credit risk is represented by the contractual notional amount of those instruments and is summarized below:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                     ----------    -----------
                                                       (AMOUNTS IN THOUSANDS)
  LOAN COMMITMENTS
    Commitments to extend credit                        $ 11,876        $15,648
    Commitments to purchase loans                            ---          6,151
    Unadvanced commercial lines of credit                 15,213         10,021
    Unadvanced  portion  of  construction loans            7,602          3,751
    Unused  portion of home  equity lines of credit       76,340         65,458
    Other consumer lines of credit                         1,371           1,263
                                                        --------        --------
    Total                                               $112,402        $102,292
                                                        --------        --------
                                                        --------        --------
 LETTERS OF CREDIT                                        $2,079          $2,291
                                                        --------        --------
                                                        --------        --------

COMMITMENTS TO SELL RESIDENTIAL MORTGAGE LOANS. The Bank enters into forward commitments to sell residential mortgage loans to reduce market risk associated with originating loans for sale in the secondary market. In order to fulfill a forward commitment, the Bank delivers originated loans at prices specified by the contracts. At September 30, 1996, the Bank had no commitments to sell mortgage loans.

NOTE 5 - FORECLOSED ASSETS

Foreclosed assets consisted of the following:
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1996           1995
                                                     ----------    -----------
                                                       (AMOUNTS IN THOUSANDS)

  One-to-four family residential                      $1,916             $1,384
  Commercial real estate                                  10                 10
  Land                                                 2,591              2,548
                                                     -------             ------
  Total                                                4,517              3,942
  Allowance for estimated losses                          (2)              (230)
                                                     -------             ------
  Foreclosed assets, net                              $4,515             $3,712
                                                     -------            -------
                                                     -------            -------

Activity in the Allowance for estimated losses on Foreclosed assets is as follows:


                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                              1996       1995         1996       1995
                                           ---------  ---------    ---------  ---------
                                                       (AMOUNTS IN THOUSANDS)

  Balance at beginning of period              $  17       $ 385        $ 230    $   439
  Provision charged to expense                  100         300          525      1,200
  Net losses charged to the allowance          (115)       (408)        (753)    (1,362)
                                           ---------  ---------    ---------  ---------
  Balance at end of period                    $   2       $ 277        $   2    $   277
                                           ---------  ---------    ---------  ---------
                                           ---------  ---------    ---------  ---------

Losses and expenses related to Foreclosed assets are summarized as follows:


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                      1996       1995         1996       1995
                                   ---------  ---------    ---------  ---------
                                              (AMOUNTS IN THOUSANDS)

  Provision charged to expense         $ 100      $ 300       $  525     $1,200
  Gain on sale of real estate           (106)       (42)        (199)       (63)
  Holding costs and expenses             215        189          777        361
  Rental income                           (2)       (20)         (10)       (98)
                                   ---------  ---------    ---------  ---------
  Foreclosed asset expense, net        $ 207      $ 427       $1,093     $1,400
                                   ---------  ---------    ---------  ---------
                                   ---------  ---------    ---------  ---------

NOTE 6 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment were comprised of the following:


                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1996               1995
                                             --------------     --------------
                                                   (AMOUNTS IN THOUSANDS)

  Buildings and land                                 $7,795             $7,381
  Leasehold improvements                                831                870
  Furniture and equipment                             6,767              6,077
                                                 ----------         ----------
                                                     15,393             14,328
  Accumulated depreciation and amortization          (8,418)            (7,824)
                                                 ----------         ----------
  Bank premised and equipment, net                   $6,975             $6,504
                                                 ----------         ----------
                                                 ----------         ----------


Depreciation and amortization included in Non-interest expense aggregated approximately $238,500 and $648,600 for the three and nine months ended September 30, 1996, respectively, and $313,400 and $766,000 for the three and nine months ended September 30, 1995, respectively.

LEASES.

Rent expense for banking premises of $191,100 and $558,900 is included in Occupancy expense in the accompanying Consolidated Statements of Earnings for the three and nine months ended September 30, 1996, respectively, and $170,800 and $520,600 for the three and nine months ended September 30, 1995, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 1996 (AMOUNTS IN THOUSANDS):

                1996                                 $  162
                1997                                    578
                1998                                    408
                1999                                    256
                2000                                    129
                Thereafter                              108
                                                    -------
                Total future minimum lease payments  $1,641
                                                    -------
                                                    -------

These leases include options to renew for periods ranging from 3 to 22 years.

NOTE 7 - DEPOSITS

Deposits were comprised of the following:

                                      SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                    -----------------------          ------------------------
                                                (DOLLAR AMOUNTS IN THOUSANDS)

                                    RATES %        AMOUNT              RATES %         AMOUNT
                                  ----------     ----------          -----------     ----------

     Demand                                      $   40,681                          $   35,999
     NOW                          1.75-2.00 (a)      42,940          1.75-2.00  (a)      47,460
     Regular and club savings       2.00            182,406             2.00            185,610
     Money market deposit
      accounts                      3.28    (b)     109,620             5.57    (b)     209,265
     Time accounts                  5.47    (b)     654,342             5.66    (b)     579,811
                                                 ----------                          ----------
     Total                                       $1,029,989                          $1,058,145
                                                 ----------                          ----------
                                                 ----------                          ----------

            A) RANGES INDICATE TIERS
            B) WEIGHTED AVERAGE STATED RATE

Time accounts at September 30, 1996 mature as follows:

                                            WEIGHTED AVERAGE
              MATURITY                        STATED RATE            AMOUNT
              --------                    -------------------      ----------
                                            (DOLLAR AMOUNTS IN THOUSANDS)

              One year or less                   5.39%               $522,465
              One to three years                 5.52%                 80,300
              Beyond                             6.20%                 51,577
                                                                   ----------
              Total                              5.47%               $654,342
                                                                   ----------
                                                                   ----------

Time deposit accounts of $100,000 or more approximated $52.4 million at September 30, 1996. Of that amount, approximately $41.0 million mature in one year or less, $3.0 million mature after one year to two years, and $8.4 million mature after two years.

Interest expense on deposits is summarized as follows:

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                            1996            1995           1996          1995
                                          ---------       ---------      ---------     ---------
                                                           (AMOUNTS IN THOUSANDS)

     NOW                                    $   225        $   680         $   223       $   676
     Regular and club savings                   933            977           2,797         2,989
     Money market deposits                      971          2,891           4,997         8,401
     Time savings                             8,763          7,924          25,616        21,851
     Escrow                                      41             34             145           136
                                           --------       ---------       --------      --------
     Total interest expense on deposits     $10,933        $12,049         $34,235       $34,053
                                           --------       ---------       --------      --------
                                           --------       ---------       --------      --------

NOTE 8 - BORROWED FUNDS

Terms of the Advances from the Federal Home Loan Bank of Boston ("FHLBB") were as follows:

                                           SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                        --------------------------     --------------------------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
                                                        WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE
  MATURITY/REPRICE DATE                  BALANCE     INTEREST RATE       BALANCE     INTEREST RATE
  ---------------------                 ----------  ---------------     ---------   ---------------

   1996                                   $    671        ---             $ 1,011          ---
   1996                                    103,604       5.48              71,955         5.45
   1997                                     19,190       5.55              19,190         5.55
   1998                                      1,600       5.48               1,600         5.48
   1999                                      2,200       8.60               2,200         8.60
   2000                                        920       9.16                 920         9.16
                                         ---------                       --------
   Total advances from the FHLBB          $128,185                        $96,876
                                         ---------                       --------
                                         ---------                       --------

The Bank has a cash management line of credit from the FHLBB in the amount of $20.0 million at September 30, 1996. At September 30, 1996 and December 31, 1995, the Bank had book overdrafts of approximately $.7 million and $1.0 million, respectively, which are included in advances from the FHLBB in the accompanying Consolidated Statements of Position.

Interest expense on borrowed funds is summarized as follows:

                                                   THREE MONTHS             NINE MONTHS
                                                       ENDED                   ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                 1996        1995         1996        1995
                                               -------     --------     --------    --------
                                                           (AMOUNTS IN THOUSANDS)

     FHLBB advances                             $1,849       $1,028       $4,535      $3,232
     Repurchase agreements                        ---           433         ---          620
                                               -------      -------      -------     -------
     Total interest expense on borrowed
      funds                                     $1,849       $1,461       $4,535      $3,852
                                               -------      -------      -------     -------
                                               -------      -------      -------     -------

Stock of the FHLBB, mortgage loans and mortgage-backed securities with fair values, as determined in accordance with FHLBB's collateral pledge agreement, at least equal to the outstanding advances and any unused lines of credit were pledged against outstanding advances from the FHLBB at September 30, 1996 and December 31, 1995.

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

The components of the net pension expense reflected in Employee benefits expense were as follows:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                      1996       1995            1996       1995
                                                    -------    -------         -------    --------
                                                                (AMOUNTS IN THOUSANDS)

  Service cost-benefits earned during the period      $ 117      $  87           $ 351       $ 261
  Interest cost on  projected benefit obligation        105         95             315         285
  Expected return on plan assets                       (112)      (100)           (336)       (300)
  Net amortization and deferral                          10         (2)             30          (6)
                                                    -------    -------          ------      ------
  Net pension expense                                 $ 120      $  80           $ 360       $ 240
                                                    -------    -------          ------      ------
                                                    -------    -------          ------      ------

Assumptions used in the accounting were:

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                               1996              1995
                                            ---------         ---------
                                               (AMOUNTS IN THOUSANDS)

  Discount/settlement rates                   7.00%             8.50%
  Rates of increase in compensation levels    5.00%             5.00%
  Expected  long-term rate of return on
   assets                                     9.50%             9.50%

The following table sets forth the Plan's funded status and amounts recognized in the Consolidated Statements of Position:
                                                        DECEMBER 31, 1995,
                                                       --------------------
                                                      (AMOUNTS IN THOUSANDS)

 Actuarial present value of benefit obligations:
   Accumulated benefit obligation - vested                    $(4,543)
   Accumulated benefit obligation - nonvested                    (120)
                                                             ---------
     Total accumulated benefit obligation                      (4,663)
 Effect of projected future compensation levels                (1,964)
                                                             ---------
 Projected benefit  obligation (PBO) for service
  rendered to date                                             (6,627)
 Plan assets at fair value *                                    4,801
                                                             ---------
 PBO in excess of plan assets                                  (1,826)
 Unrecognized net asset existing at January 1, 1987
  being recognized over approximately 18 years                    (84)
 Unrecognized net loss from past experience
  different from that assumed, and effect of
  changes in assumptions                                        1,785
                                                             ---------
 Accrued pension cost included in other liabilities           $  (125)
                                                             ---------
                                                             ---------

* THE PLAN'S ASSETS ARE ALLOCATED AMONG EQUITY SECURITIES AND VARIOUS SHORT AND INTERMEDIATE TERM BOND FUNDS.

B.  DEFERRED COMPENSATION PLAN
The Bank has adopted deferred compensation agreements for its directors whereby directors can defer earned fees to future years with benefits commencing at retirement or pre-retirement benefits at death prior to retirement. The deferred compensation expense for the three and nine months ended September 30, 1996 was $26,700 and $80,100, respectively, and $25,200 and $75,400, respectively for the three and nine months ended September 30, 1995. The Bank has purchased life insurance policies which it intends to use to fund the retirement benefits. For income tax purposes, no deduction is allowed for the insurance premium expense or deferred compensation expense, but a deduction will be allowed at the time compensation is paid to the participant. For the quarters ended September 30, 1996 and 1995, the Bank had no insurance premium expenses inasmuch as policy loans were utilized to fund premiums due.

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

C.  THRIFT PLAN
The Bank has established a defined contribution thrift plan (the "Thrift Plan") covering eligible employees. Full-time employees are eligible to participate in the Thrift Plan upon completion of six months of service. Eligible employees participating in the Thrift Plan may contribute between one percent and ten percent of their pre-tax annual compensation. If an employee contributes the maximum ten percent of annual compensation, the employee may also contribute an additional ten percent of post-tax annual compensation. The Bank contributes $.50 to the Thrift Plan for each $1.00 contributed by participants up to three percent of each participant's compensation. The Bank's expense during the three and nine months ended September 30, 1996 was $39,300 and $74,900, respectively, and $18,100 and $58,500, respectively, for the three and nine months ended September 30, 1995.

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

The following table sets forth the accumulated postretirement benefit obligation ("APBO") reconciled to the accrued postretirement benefit cost included in the Accompanying Consolidated Statements of Position:

                                                           DECEMBER 31, 1995,
                                                         (AMOUNTS IN THOUSANDS)

   Accumulated Postretirement Benefit Obligation
     Retirees                                                         $   (518)
     Fully eligible active plan participants                              (213)
     Other active plan participants                                     (1,973)
                                                                       --------
        Total APBO                                                      (2,704)
   Unrecognized transition obligation                                    1,812
   Unrecognized net gains from past experience different from
   that assumed and effects of changes in assumptions                     (780)
                                                                       --------
   Accrued postretirement benefit cost included in Other liabilities   $(1,672)
                                                                       --------
                                                                       --------

The APBO includes approximately $2.1 million attributable to the Company's postretirement health care plan.

Net periodic postretirement benefit cost reflected in Employee benefits expense in the accompanying Consolidated Statements of Earnings included the following components:

                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1996     1995        1996      1995
                                                                      ------   ------      ------    ------
                                                                              (AMOUNTS IN THOUSANDS)
Service cost-benefits attributable to service during the period         $ 56     $ 53        $168      $159
Interest cost on APBO                                                     47       47         141       141
Amortization of transition obligation                                     19       17          57        51
                                                                      ------   ------      ------    ------
Net periodic postretirement benefit cost                                $122     $117        $366      $351
                                                                      ------   ------      ------    ------
                                                                      ------   ------      ------    ------

For measurement purposes, a 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1995. The rate was assumed to decrease gradually to 4.0% in year 12 and remain at that level thereafter.

The weighted-average discount rate used in determining the APBO was 7.00%.

NOTE 10 - INCOME TAXES

The allocation of federal and state income taxes between current and deferred portions, calculated using the liability method is as follows:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                       1996           1995         1996           1995
                                                     -------        -------      -------        -------
                                                                   (AMOUNTS IN THOUSANDS)
     Current income tax provision
       Federal                                        $  816         $1,102       $3,492         $2,720
       State                                             278            406        1,203            998
                                                     -------        -------      -------        -------
     Total current                                     1,094          1,508        4,695          3,718
                                                     -------        -------      -------        -------
     Deferred income tax provision (benefit)
       Federal                                           288            (57)        (218)           (99)
       State                                             103            (22)         (28)           (38)
                                                     -------        -------      -------        -------
     Total deferred income tax provision (benefit)       391            (79)        (246)          (137)
                                                     -------        -------      -------        -------
     Total provision  for income  taxes, net          $1,485         $1,429       $4,449         $3,581
                                                     -------        -------      -------        -------
                                                     -------        -------      -------        -------

The Company's effective income tax rate differed from the Federal statutory tax rate as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------        -------------------------------
                                       1996              1995                  1996             1995
                                  --------------    --------------        -------------     -------------
                                                       (DOLLAR AMOUNTS IN THOUSANDS)
                                  AMOUNT     %      AMOUNT     %          AMOUNT    %       AMOUNT    %
                                  ------   -----    ------   -----        ------  -----     ------  -----
Tax at statutory Federal rate     $1,301    34.0    $1,183    34.0        $3,868   34.0     $3,016   34.0
State tax *                          251     6.5       254     7.3           775    6.8        633    7.1
Dividend income exclusion            (92)   (2.4)      (10)   (0.3)         (221)  (1.9)       (73)  (0.8)
Other                                 25     0.6         2     0.1            27    0.2          5    0.1
                                  ------   -----    ------   -----        ------  -----     ------  -----
Effective rate on operations      $1,485    38.7    $1,429    41.1        $4,449   39.1     $3,581   40.4
                                  ------   -----    ------   -----        ------  -----     ------  -----
                                  ------   -----    ------   -----        ------  -----     ------  -----

* NET OF FEDERAL TAX BENEFIT

The components of the net deferred income tax asset are as follows:

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1996              1995
                                           -------------     -----------
                                               (AMOUNTS IN THOUSANDS)

     Deferred income tax liability
        Federal                               $  750            $  677
        State                                    264               253
                                              ------            ------
                                               1,014               930
                                              ------            ------
     Deferred income tax asset
        Federal                                3,761             3,077
        State                                  1,333             1,146
                                              ------            ------
                                               5,094             4,223
                                              ------            ------
     Net deferred income tax asset            $4,080            $3,293
                                              ------            ------
                                              ------            ------

The tax effects of each item of income and expense and net unrealized gains (losses) on securities available-for-sale that give rise to deferred income taxes are:

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1996              1995
                                           -------------     -----------
                                               (AMOUNTS IN THOUSANDS)

     Allowances for losses                    $2,335            $2,141
     Depreciation                               (189)             (122)
     Deferred loan fees                         (443)             (185)
     Deferred compensation                       248               244
     Loan expense                                332               311
     Employee benefits                         1,004               745
     Trading gains                               (30)              (10)
     Intangible asset                            583               470
                                              ------            ------
                                               3,840             3,594
     Unrealized (gains) losses                   240              (301)
                                              ------            ------
     Net deferred tax asset                   $4,080            $3,293
                                              ------            ------
                                              ------            ------

A summary of the change in the net deferred income tax asset for the nine months ended September 30, 1996 and 1995 is as follows (AMOUNTS IN THOUSANDS):

        Net deferred income tax asset at December 31, 1995 $3,293 Deferred tax provision:
          Income and expense                                       246
          Unrealized losses                                        541
                                                                ------
        Net deferred income tax asset at September 30, 1996     $4,080
                                                                ------
                                                                ------

        Net deferred income tax asset at December 31, 1994      $7,293
        Deferred tax provision:
          Income and expense                                       137
          Unrealized gains                                      (4,076)
                                                                ------
        Net deferred income tax asset at September 30, 1995     $3,354
                                                                ------
                                                                ------

The Company has recorded a net deferred income tax asset of approximately
$4.1 million. Realization is dependent on various factors and is not assured. However, management is of the opinion that it is more likely than not that all of the net deferred tax asset will be realized.

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

NOTE 11 - STOCK OPTIONS

Under the Company's stock option plans, 453,080 shares of common stock, adjusted to reflect stock dividends, if any, were reserved at September 30, 1996. At the time options are granted, no accounting entry is made. The proceeds from the exercise of options are credited to common stock for the par value of the shares purchased and the excess of the option price over the par value of the shares issued is credited to additional paid-in capital.
The exercise price of options granted approximated the fair market value of the shares on the dates granted. Additionally, stock appreciation rights have been granted in tandem with stock options under the Company's 1985 Stock Option Plan.

In accordance with generally accepted accounting principles, compensation accruals are required for SARS when the market value exceeds the option exercise price. However, compensation expense should be measured according to the terms the Company's SARS holders are most likely to elect based upon the facts available each period. No expense accruals have been made for the nine months ended September 30, 1996 and 1995 inasmuch as amounts which management anticipates may be exercised are not significant.

The following table and the data below summarizes the shares subject to option under the Plans which have been adjusted to reflect stock dividends declared:

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   --------------------------------------------

Outstanding at beginning of period                   351,140
Granted                                               50,520
Exercised (a)                                         (3,602)
Canceled                                                ---
                                                     --------
Outstanding at end of period                         398,058
                                                     --------
                                                     --------
  (a)  INCLUDES SARS

As of September 30, 1996, 398,058 options were exercisable at prices ranging from $9.06 to $29.88.

At September 30, 1996, there were 398,058 options in the Plans that remained outstanding. Through September 30, 1996, 154,216 options have been exercised and 45,590 options, adjusted to reflect subsequent stock dividends, have been canceled. 55,022 options are available for grant.

During the nine months ended September 30, 1996, 1,102 SARS were exercised which resulted in payments to employees aggregating $18,800. During the nine months ended September 30, 1995, 19,634 SARS were exercised which resulted in payments to employees aggregating $177,900. These amounts are included in Salary and wage expense in the accompanying Consolidated Statements of Earnings for the nine months ended September 30, 1996 and 1995.

NOTE 12 - CONDENSED FINANCIAL INFORMATION OF DS BANCOR, INC.
(PARENT COMPANY ONLY)

The condensed Statements of Position for DS Bancor, Inc. were as follows:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1996               1995
                                              --------------     -------------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Cash in subsidiary bank                         $   186             $   812
Investment in bank subsidiary, at equity         85,952              79,658
Other assets                                        391                 344
                                                -------             -------
TOTAL ASSETS                                    $86,529             $80,814
                                                -------             -------
                                                -------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities                               $    41             $     5
                                                -------             -------
STOCKHOLDERS' EQUITY
Common stock                                      3,371               3,368
Additional paid-in capital                       44,579              44,514
Retained earnings                                43,051              37,440
Less: Treasury stock, at cost (339,500 shares)   (4,513)             (4,513)
                                                -------             -------
TOTAL STOCKHOLDERS' EQUITY                       86,488              80,809
                                                -------             -------
TOTAL LIABILITIES  AND  STOCKHOLDERS' EQUITY    $86,529             $80,814
                                                -------             -------
                                                -------             -------

The condensed Statements of Earnings were as follows:

                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                      1996       1995                 1996     1995
                                   ---------  ---------            ---------  ---------
                                                  (AMOUNTS IN THOUSANDS)
INCOME
  Other income                        $    3    $    8               $    18    $    34
                                   ---------  ---------            ---------  ---------
Total income                               3         8                    18         34
                                   ---------  ---------            ---------  ---------
EXPENSE
  Other expense                           99         34                  201        123
                                   ---------  ---------            ---------  ---------
Total expense                             99         34                  201        123
                                   ---------  ---------            ---------  ---------
Loss before income tax and
 change in equity of subsidiary          (96)       (26)                (183)       (89)
Income tax benefit                       (10)       (11)                 (46)       (37)
                                   ---------  ---------            ---------  ---------
Loss before  change in equity
 of subsidiary                           (86)       (15)                (137)       (52)
Change in equity of subsidiary         2,437      2,064                7,064      5,341
                                   ---------  ---------            ---------  ---------
NET INCOME                            $2,351     $2,049               $6,927     $5,289
                                   ---------  ---------            ---------  ---------
                                   ---------  ---------            ---------  ---------

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                          3,197,870  3,098,357            3,165,719  3,089,358
  Fully diluted                    3,204,790  3,098,357            3,203,938  3,095,764

EARNINGS PER SHARE
  Primary                              $0.74      $0.66                $2.19      $1.71
  Fully diluted                        $0.73      $0.66                $2.16      $1.71

                                      -21-

The condensed changes in the components of Stockholders' Equity for the nine months ended September 30, 1996 and 1995 were as follows:

                                                            ADDITIONAL
                                               COMMON        PAID-IN          RETAINED      TREASURY
                                               STOCK         CAPITAL          EARNINGS        STOCK
                                             ---------      ----------       ----------     ---------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Balance - December 31, 1994                     $3,085         $37,780          $30,785       $(4,513)
Net income                                                                        5,289
Stock dividend declared on common stock            137           3,283           (3,420)
Shares issued for fractional interest                               12
Cash in lieu of fractional shares                                                   (12)
Adjustment  for  unrealized losses, net                                           5,725
                                             ---------      ----------       ----------     ---------
Balance - September 30, 1995                    $3,222         $41,075          $38,367       $(4,513)
                                             ---------      ----------       ----------     ---------
                                             ---------      ----------       ----------     ---------

Balance - December 31, 1995                     $3,368         $44,514          $37,440       $(4,513)
Net income                                                                        6,927
Cash dividend declared on common stock                                             (546)
Stock options exercised                              3              65
Adjustment  for  unrealized losses, net                                            (770)
                                             ---------      ----------       ----------     ---------
Balance - September 30, 1996                    $3,371         $44,579          $43,051       $(4,513)
                                             ---------      ----------       ----------     ---------
                                             ---------      ----------       ----------     ---------


The condensed Statements of Cash Flows were as follows:

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1996          1995
                                                      ---------     ---------
                                                       (AMOUNTS IN THOUSANDS)
     CASH FLOWS USED BY OPERATING ACTIVITIES
       Interest on deposit account                         $ 18         $  34
       Cash paid to suppliers                              (166)         (118)
                                                      ---------     ---------
         Net cash  used by operating activities            (148)          (84)
                                                      ---------     ---------

     CASH FLOWS APPLIED TO FINANCING ACTIVITIES
       Dividends paid to stockholders                      (546)          (12)
       Issuance of common stock                              68            12
                                                      ---------     ---------
         Net cash applied to financing activities          (478)          --
                                                      ---------     ---------


     Net decrease in cash                                  (626)          (84)
     Cash at beginning of period                            812           860
                                                      ---------     ---------
     CASH AT END OF PERIOD                                 $186          $776
                                                      ---------     ---------
                                                      ---------     ---------

A reconciliation of net earnings to cash provided by operating activities was as follows:


                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996           1995
                                                    ---------      ---------
                                                      (AMOUNTS IN THOUSANDS)

     Net income                                        $6,927         $5,289
     Items not resulting in cash flow:
        Equity in undistributed earnings of            (7,064)        (5,341)
         subsidiary
        Increase in income tax benefits receivable        (47)           (37)
        Increase in accrued expenses                       36              5
                                                    ---------      ---------
     Net cash flow from operating activities            $(148)          $(84)
                                                    ---------      ---------
                                                    ---------      ---------


NOTE 13 - ACQUISITION OF BURRITT INTERFINANCIAL BANCORPORATION

On December 4, 1992, Derby Savings entered into an Insured Deposit Purchase and Assumption Agreement with the FDIC, pursuant to which Derby purchased certain assets and assumed the insured deposits and certain other liabilities of Burritt Interfinancial Bancorporation, New Britain, Connecticut in an FDIC-assisted transaction.

In the transaction, the Bank assumed approximately $460 million of insured deposits and approximately $5.5 million of other liabilities of Burritt. The assets of Burritt acquired included, among others, loans totaling approximately $169.3 million that were purchased at a $10.4 million discount (Note 3). The Bank recorded approximately $5.0 million as a core deposit intangible, which is included in Other assets and approximated $2.3 million, net of amortization, at September 30, 1996 (Note 1).

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

In August 1995, the FDIC and the Connecticut Banking Commissioner terminated the Memorandum entered into by the Bank in April 1992. The Memorandum, as amended, required that the Bank achieve a tier 1 capital to total assets ratio of at least 5.75% by September 30, 1995. Additionally, the Memorandum limited the payment of cash dividends by the Bank to DS Bancor to the Company's debt service and non-salary expenses.

By September 30, 1995, the Bank had achieved a tier 1 capital to total assets ratio of 5.9%, which led to the termination of the Memorandum by the FDIC and the Connecticut Banking Commissioner. At September 30, 1996, this ratio stood at 6.7%. In connection with the termination of the Memorandum, the Bank's Board of Directors has adopted a policy that limits the payment of cash dividends by the Bank to the Company up to 10% of the Bank's net income.

The following table summarizes the capital ratios of DS Bancor and Derby Savings Bank at September 30, 1996:

                                              RISKED-BASED
                                         ----------------------
                        LEVERAGE RATIO    TIER 1         TOTAL
                      -----------------  --------      --------
DS Bancor                    6.7%          11.29%        12.27%
Derby Savings Bank           6.7%          11.22%        12.21%

                                    SELECTED FINANCIAL AND OTHER DATA
                            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FOR THE QUARTER                  FOR THE NINE
MONTHS                                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                             ------------------------         ---------------------
                                                                                1996        1995                 1996       1995
                                                                             ----------  ------------         -----------  --------
OPERATING DATA:                                                                                     (UNAUDITED)
 Interest income                                                                $22,881     $22,059              $67,638    $63,919
 Interest expense                                                                12,752      13,486               38,684     37,785
                                                                             ----------  ------------         -----------  --------

 Net interest income                                                             10,129       8,573               28,954     26,134
 Provision for credit losses                                                      1,250         625                2,950      1,825
                                                                             ----------  ------------         -----------  --------

 Net interest income after provision for credit losses                            8,879       7,948               26,004     24,309
 Non-interest income, net                                                           844         944                2,634      2,349
 Non-interest expense                                                             5,887       5,414               17,262     17,788
                                                                             ----------  ------------         -----------  --------

Income before income taxes                                                        3,836       3,478               11,376      8,870
Provision for income taxes                                                        1,485       1,429                4,449      3,581
                                                                             ----------  ------------         -----------  --------

NET INCOME                                                                       $2,351      $2,049               $6,927     $5,289
                                                                             ----------  ------------         -----------  --------
                                                                             ----------  ------------         -----------  --------

PER SHARE
  Primary earnings                                                                $0.74       $0.66                $2.19      $1.71
  Fully diluted earnings                                                          $0.73       $0.66                $2.16      $1.71
  Dividend                                                                        $0.06          --                $0.18         --

STATISTICAL DATA:
  Net interest rate spread (a)                                                     2.97%       2.55%                2.85%      2.69%
  Net yield on average interest-earning assets (a)                                 3.33%       2.87%                3.19%      2.98%
  Return on average assets (a)                                                     0.75%       0.67%                0.74%      0.59%
  Return on average stockholders' equity (a)                                      10.60%      10.49%               10.96%      9.40%
  Average stockholders' equity to average assets                                   6.87%       6.38%                6.78%      6.23%
  Dividend payout ratio                                                            7.74%          --                7.88%         --

MARKET PRICES OF COMMON STOCK:
  High                                                                           $38.50      $29.13               $38.50     $29.13
  Low                                                                            $32.32      $25.25               $24.75     $21.75
  At September 30,                                                               $37.00      $26.50               $37.00     $26.50

FINANCIAL CONDITION AND OTHER DATA AT:                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                              1996            1995
                                                                                          -------------    ------------
                                                                                                   (UNAUDITED)
 Total assets                                                                             $1,259,423       $1,254,483
 Loan portfolio, net                                                                         877,284          875,339
 Securities portfolio                                                                        328,232          320,188
 Deposits                                                                                  1,029,989        1,058,145
 Federal Home Loan Bank of Boston advances                                                   128,185           96,876
 Stockholders' equity                                                                         86,488           80,809
 Book value per share                                                                          28.53            26.68

 Leverage ratio                                                                                 6.71%            6.19%
 Tier 1 capital to risk-weighted assets                                                        11.29%           10.94%
 Total capital to risk-weighted assets                                                         12.27%           11.91%

 Non-performing loans                                                                         15,864           13,768
 Foreclosed assets                                                                             4,515            3,712
                                                                                          -------------    ------------
  Total non-performing assets                                                                 20,379           17,480

 Restructured loans                                                                            5,037            4,385

 Allowance for credit losses                                                                   7,369 (b)        6,906 (b)
 Allowance as a percentage of non-performing loans                                             46.5%             50.2%

--------------------------------------------------

(a) ANNUALIZED.
(b) INCLUDES $1.1 MILLION AND $1.2 MILLION, ALLOCATED TO LOANS ACQUIRED AS PART OF THE BURRITT TRANSACTION, FOR SEPTEMBER 30, 1996 AND DECEMBER 31, 1995, RESPECTIVELY.

        PROPOSED ACQUISITION OF DS BANCOR BY WEBSTER FINANCIAL CORPORATION

   On October 8, 1996, the Company entered into an Agreement and Plan of Merger ("Agreement") with Webster Financial Corporation ("Webster") and Webster Acquisition Corp. Pursuant to the Agreement, Webster has agreed to acquire the Company in a tax free stock-for-stock exchange. Under the Agreement, Company stockholders will receive between 1.117 and 1.365 shares of Webster common stock for each share of Company common stock, subject to a possible further adjustment as described below. The exchange ratio will be determined by dividing $43.00 by the average closing price of Webster common stock for a specified 15-day period preceding the closing date subject to a collar adjustment.

   If Webster's average closing price is between $31.50 and $38.50, the exchange ratio will be adjusted so that the Company stockholders receive Webster common stock with a value equal to $43.00. If Webster's average closing price is greater than $38.50, the exchange ratio will be fixed at 1.117 shares of Webster for each share of Company stock. If Webster's average closing price is below $31.50 but more than or equal to $28.00, the exchange ratio will be fixed at
1.365. If Webster's closing price is below $28.00, the Company can terminate the transaction unless Webster increases the exchange ratio to a level that provides Company stockholders with a value equal to that received at a $28.00 Webster average closing price.

   The transaction must be approved by stockholders of Webster and the Company and by federal and state bank regulatory authorities, and is subject to various customary closing conditions. The Agreement has been approved by the board of directors of both Webster and the Company. The Company has granted Webster an option, exercisable under certain conditions, to purchase 564,296 newly issued shares of Company common stock at a price per share equal to $36.50. The Agreement contains mutual provisions for expense reimbursement and a breakup fee under certain conditions. Subject to receipt of the requisite stockholder and regulatory approvals and satisfaction of the other closing conditions, it is expected that the transaction will close sometime in the first quarter of 1997.

                        COMPARISON OF RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   GENERAL. Net income for the third quarter ended September 30, 1996 totaled $2,351,000 or $.73 per share (fully diluted) compared to $2,049,000 or $.66 per share (fully diluted) for the comparable period in 1995. Net income for the three months ended September 30, 1996 represented an annualized return on average assets of .75% compared to .67% for the corresponding period in 1995.

   Income before taxes of $3.8 million for the current period represents a $358,000 or 10.3% increase compared to income before taxes for the prior year period. This increase essentially resulted from an increase in net interest income which was partially mitigated by higher provisions for credit losses, increased non-interest expense and a decline in non-interest income for the three months ended September 30, 1996 compared to the prior year period.

   INTEREST INCOME. Interest and fee income from loans and interest from investment securities increased $822,000 or 3.7% during the three months ended September 30, 1996 compared to the corresponding period in 1995. The increase in interest income reflects the Company's strategy of placing greater emphasis on variable rate loan products as opposed to investment securities. The volume of average loans outstanding increased by $46.8 million while the volume of average investment securities and Fed Funds declined by $26.5 million during the quarter ended September 30, 1996 compared to the quarter ended
September 30, 1995.

   The average yield on interest-earning assets increased 14 basis points
(100 basis points equals one percent) from 7.39% during the third quarter of 1995 to 7.53% during the current quarter. Total interest-earning assets increased $20.3 million to $1,215.0 million in the third quarter 1996 compared to $1,194.7 million in the third quarter 1995. The yield on loans increased slightly during this period from 7.89% to 7.90%. The combination of slightly higher yields and greater average loans outstanding produced $929,000 in additional interest income in the third quarter of 1996 compared to the same period in 1995. The yield on taxable securities increased by 38 basis points from 6.17% to 6.55% between the same periods, while the average balance outstanding decreased by $15.4 million. The combined effect of the increase in yield and decrease in average outstanding balance resulted in a $59,000 increase in interest income in the investment securities portfolio between the two periods. A decline in Fed Funds of $11.1 million and a decline in yield of 75 basis points resulted in a reduction of interest income of $159,000 for those categories in the 1996 period compared to the 1995 period.

    INTEREST EXPENSE.   Interest expense decreased by $734,000 or 5.4% during
the three months ended September 30, 1996 compared to the corresponding period in 1995. The cost of deposits decreased 35 basis points between the third quarters of 1995 and 1996, falling from 4.76% to 4.41%. In April 1996, the Bank changed the manner in which interest was determined on a category of money-market deposit accounts, which contributed significantly to the decrease in the cost of deposits. The effected money-market accounts, branded as No Maturity CD's, had been linked to the prime rate minus 250 basis points. Subsequent to the change, the rate is determined from time to time at the Bank's discretion, which is more in keeping with market rates of interest for accounts of that type. At September 30, 1995 the rate paid for No Maturity
CD's was 6.25%. At September 30, 1996 the rate paid on No Maturity CD's had been lowered to 3.75%. As a result of the change in interest paid for No Maturity CD's, the balance declined for that account type from $172.9 million at September 30, 1995 to $80.8 million at September 30, 1996. While No Maturity CD's declined by $92.1 million during the twelve months prior to September 30, 1996, a significant portion of those funds were reinvested in term certificates of deposit.

    Average deposits outstanding, including interest credited, decreased by $22.3 million between the three months ended September 30, 1996 and September 30, 1995. The cost of deposits fell during the comparison periods by $1.1 million. Borrowed funds, on average, increased in the third quarter 1996 relative to the third quarter 1995 to offset the deposit outflow experienced between the periods. Average borrowed funds increased by $26.1 million to $130.4 million at an average cost of 5.67% for the three months ended September 30, 1996 compared to $104.3 million at an average cost of 5.60% for the September 30, 1995 period. The increase in average borrowings outstanding and higher costs between the two periods resulted in an increase in interest expense of $388,000 for the 1996 period compared to the prior year period.

    NET INTEREST INCOME. Net interest income of $10.1 million for the quarter ended September 30, 1996 represented a $1.6 million or 18.2% increase over the comparable prior year quarter. The combined effect of an increase in the yield of interest-earning assets and a decrease in the cost of interest-bearing liabilities resulted in a substantial widening of the net interest rate margin between the comparison periods from 2.87% for the third quarter 1995 to 3.33% for the third quarter 1996. The net interest rate spread increased by 42 basis points between the two periods rising from 2.55% to 2.97%.

    The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                                1996                             1995
                                    ----------------------------    ------------------------------------
                                                        (AMOUNTS IN THOUSANDS)
                                     AVERAGE                YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST   RATE        BALANCE     INTEREST     RATE
                                    ----------  --------   --------  ------------  -----------  --------
INTEREST-EARNING ASSETS
   Loans                            $ 888,371   $17,535     7.90%    $  841,579     $16,606      7.89%
   Taxable securities                 316,390     5,181     6.55        331,803       5,122      6.17
   Federal funds                          405         5     4.94         11,522         164      5.69
   FHLBB stock                          9,793       160     6.54          9,793         167      6.82
                                    ----------  --------             -----------   ----------
TOTAL INTEREST-EARNING              $1,214,959   22,881     7.53     $1,194,697      22,059      7.39
                                    ----------  --------   --------  ------------  -----------  --------
                                    ----------                       ------------

INTEREST-BEARING
   Deposits                         $ 988,257    10,903     4.41     $1,010,515      12,025      4.76
   Borrowed funds                     130,375     1,849     5.67        104,296       1,461      5.60
                                    ----------  --------             -----------   ----------
TOTAL INTEREST-BEARING LIABILITIES  $1,118,632   12,752     4.56     $1,114,811      13,486      4.84
                                    ----------  --------   --------  ------------  -----------  --------
                                    ----------                       ------------

NET INTEREST INCOME                             $10,129                             $ 8,573
                                                --------                           -----------
                                                --------                           -----------
NET INTEREST RATE SPREAD                                    2.97%                                2.55%
                                                           --------                             --------
                                                           --------                             --------
NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                3.33%                                2.87%
                                                           --------                             --------
                                                           --------                             --------

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


                                        THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                              1996 COMPARED TO 1995
                                    -------------------------------------------
                                       VOLUME          RATE           NET
                                    -----------  ---------------    -----------
                                              (AMOUNTS IN THOUSANDS)
INTEREST EARNED ON:
     Loans                                $924          $    5        $  929
     Taxable securities                   (244)            303            59
     Federal funds                        (140)            (19)         (159)
     FHLBB stock                            ---             (7)           (7)
                                    -----------  -----------------  -----------
INTEREST INCOME                            540             282           822
                                    -----------  -----------------  -----------
INTEREST PAID ON:
     Deposits                             (260)           (862)       (1,122)
     Borrowed funds                        370              18           388
                                    -----------  -----------------  -----------
INTEREST EXPENSE                          110             (844)         (734)
                                    -----------  -----------------  -----------

NET INTEREST INCOME                       $430          $1,126        $1,556
                                    -----------  -----------------  -----------
                                    -----------  -----------------  -----------

    PROVISION FOR CREDIT LOSSES. The Bank provided $1.3 million for credit losses for the third quarter of 1996 compared to $625,000 for the thirdquarter 1995. The increase in the provision for credit losses in the 1996 period relative to the 1995 period is primarily due to deterioration in the Bank's purchased automobile loan portfolio (see Financial Condition). At the end of the third quarter of 1996, the Company's allowance for credit losses totaled $7.4 million, representing 46.5% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $830,000 allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

    NON-INTEREST INCOME. Non-interest income decreased $100,000 or 10.6% from $944,000 during the third quarter of 1995 to $844,000 during the third quarter of 1996. A reduction in net realized security gains between the two periods of $155,000 primarily accounted for the decline in non-interest income. Net realized securities gains totaled $157,000 during the third quarter of 1996, compared to $312,000 for the 1995 period. Service charges and other income, comprised principally of loan service and deposit related fees, increased by $56,000 or 8.9% from $633,000 for the third quarter of 1995 to $689,000 for the current quarter.

    NON-INTEREST EXPENSE. Non-interest expense increased $473,000 or 8.7% from $5.4 million during the third quarter of 1995 to $5.9 million during the corresponding period in 1996. Salaries and employee benefits, the largest component of the Company's cost of operations, totaled $3.0 million, increasing $431,000 or 17.0% in the 1996 period compared to the third quarter 1995. As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $318,000 for the current quarter compared to $247,000 for the year earlier period.

    For the current quarter, foreclosed asset expense totaled $207,000 compared to $427,000 for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets, which amounted to $100,000 in the current quarter compared to $300,000 for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

    NET NON-INTEREST MARGIN. The net non-interest margin, the difference between non-interest income and non-interest expense, as a percentage of average assets (annualized) outstanding, decreased by 16 basis points from (1.46%) during the quarter ended September 30, 1995 to (1.62%) during the current 1996 period. Non-interest income, as a percentage of average assets (annualized), decreased from .31% to .27% for the quarters ended September 30, 1995 and 1996. Non-interest expense, as a percentage of average assets (annualized), increased 12 basis points from 1.77% during the quarter ended September 30, 1995 to 1.89% during the current quarter.


                          NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                             AS A PERCENTAGE OF AVERAGE ASSETS
                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------
                                                   1996                    1995
                                               -----------             ------------

NON-INTEREST INCOME                                   .27                      .31
                                               -----------             ------------

NON-INTEREST EXPENSE
  Foreclosed asset                                    .07                      .14
  FDIC insurance premium                              ---                      .01
  Other                                              1.82                     1.62
                                               -----------             ------------
TOTAL NON-INTEREST EXPENSE                           1.89                     1.77
                                               -----------             ------------

NET NON-INTEREST MARGIN                             (1.62)                   (1.46)
                                               -----------             ------------
                                               -----------             ------------

     PROVISION FOR INCOME TAXES. The provision for income taxes during the current quarter totaled $1.5 million reflecting a 38.7% effective income tax rate, compared to $1.4 million or an effective income tax rate of 41.1% for the comparable 1995 period.

                          COMPARISON OF RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    GENERAL. Net income for the nine months ended September 30, 1996 totaled $6,927,000 or $2.16 per share (fully diluted) compared to $5,289,000 or $1.71 per share (fully diluted) for the comparable period in 1995. Net income for the nine months ended September 30, 1996 represented an annualized return on average assets of .74% compared to .59% for the corresponding period in 1995.

    Income before taxes of $11.4 million for the current period represents a $2.5 million or 28.3% increase compared to income before taxes for the prior nine month period. This increase essentially resulted from a $2.8 million increase in net interest income, a decline in non-interest expense of $526,000 million, and an increase in non-interest income of $285,000 for the current period compared to the year earlier period. These positive trends were partially offset however by an increase in the provision for credit losses of $1.1 million in the first nine months of 1996 compared to the same period in 1995.

    INTEREST INCOME. Interest and fee income from loans and interest from investment securities increased $3.7 million or 5.8% during the nine months ended September 30, 1996 compared to the corresponding period in 1995. The increase in interest income was due to the combined effect of an increase in the yield on the loan portfolio and an increase in the volume of average loans outstanding for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

    The average yield on interest-earning assets increased 18 basis points (100 basis points equals one percent) from 7.28% during the first nine months of 1995 to 7.46% during the current period. The yield on the loan portfolio increased by 24 basis points between the comparison periods rising from 7.63% for the first nine months of 1995 to 7.87% for the 1996 period. The increase in yield on interest-earning assets reflects the Company's strategy of placing greater emphasis on variable rate loan products as opposed to securities. Average interest-earning assets increased $39.1 million to $1,209.7 million in the nine months ended September 30, 1996 compared to $1,170.6 million in the nine months ended September 30, 1995. Average loans outstanding increased $51.7 million between the two periods. The combination of higher yields and greater average loans outstanding produced $4.6 million in additional loan interest income in the first nine months of 1996 compared to the same period in 1995. In contrast, the yield on taxable securities declined by 9 basis points from 6.41% to 6.32% between the same periods and the average balance outstanding decreased by $6.3 million, the net effect of which resulted in a $493,000 decline in interest income from the securities portfolio between the two periods. Total interest income rose $3.7million between the nine months ended September 30, 1995 and September 30, 1996 from $63.9 million to $67.6 million, respectively.

    INTEREST EXPENSE. Interest expense increased $899,000 or 2.4% to $38.7 million during the nine months ended September 30, 1996 compared to $37.8 million for the corresponding period in 1995. The increase in interest expense was due to an increase in average interest-bearing liabilities outstanding between the two periods and higher costs associated with both deposits and borrowings. Average interest-bearing liabilities increased by $19.1 million or 1.7% to $1,117.7 million for the nine months ended September 30, 1996 compared to $1,098.7 million for the nine months ended September 30, 1995. The growth in interest-bearing liabilities was attributable to a $4.5 million increase in deposits and a $14.5 million increase in borrowed funds. The cost of deposits increased 1 basis point from 4.49% for the period ended September 30, 1995 to 4.50% for the period ended September 30, 1996. The cost of borrowings increased by 9 basis points between the same periods from 5.63% to 5.72%.

    NET INTEREST INCOME. Net interest income of $29.0 million for the nine months ended September 30, 1996 represented a $2.8 million or 10.8% increase over the comparable prior year period. The net interest rate spread increased 16 basis points, from 2.69% for the nine months ended September 30, 1995 to 2.85% for the comparable 1996 period. The rate of growth of interest-earning assets was double that of interest-bearing liabilities, allowing the net yield on interest-earning assets to increase 21 basis points from 2.98% for the nine month period ended September 30, 1995 to 3.19% for the September 30, 1996 period.

     The following table summarizes the Bank's net interest income (including dividends) and net yield on average interest-earning assets. Non-accruing loans, for the purpose of this analysis, are included in average loans outstanding during the periods indicated. For the purpose of these computations, daily average amounts were used to compute average balances.

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------
                                                    1996                             1995
                                   --------------------------------    ----------------------------------
                                                            (AMOUNTS IN THOUSANDS)

                                     AVERAGE                 YIELD/      AVERAGE                 YIELD/
                                     BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE
                                   ----------  ----------  ----------  ----------  ----------  ----------
INTEREST-EARNING ASSETS
  Loans                            $  889,215  $   52,463       7.87%     837,501  $   47,911       7.63%
  Taxable securities                  307,120      14,569       6.32      313,392      15,062       6.41
  Federal funds                         3,553         137       5.14       10,383         447       5.74
  FHLBB stock                           9,793         469       6.39        9,351         499       7.12
                                   ----------  ----------              ----------  ----------
TOTAL INTEREST-EARNING ASSETS      $1,209.681      67,638       7.46   $1,170,627      63,919       7.28
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   ----------                          ----------
INTEREST-BEARING LIABILITIES
  Deposits                         $1,011,977      34,149       4.50   $1,007,441      33,933       4.49
  Borrowed funds                      105,767       4,535       5.72       91,228       3,852       5.63
                                   ----------  ----------              ----------  ----------
TOTAL INTEREST-BEARING LIABILITIES $1,117,744      38,684       4.61   $1,098,669      37,785       4.59
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   ----------                          ----------

NET INTEREST INCOME                              $ 28,954                            $ 26,134
                                               ----------                          ----------
                                               ----------                          ----------
NET INTEREST RATE SPREAD                                        2.85%                               2.69%
                                                           ----------                          ----------
                                                           ----------                          ----------

NET YIELD ON AVERAGE INTEREST-EARNING ASSETS                    3.19%                              12.98%
                                                           ----------                          ----------
                                                           ----------                          ----------

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

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------
                                              1996 COMPARED TO 1995
                                   --------------------------------------------
                                      VOLUME           RATE             NET
                                   ------------    ------------    ------------
                                              (AMOUNTS IN THOUSANDS)
INTEREST EARNED ON:
  Loans                               $3,020          $1,532          $4,552
  Taxable securities                    (299)           (194)           (493)
  Federal funds                         (268)            (42)           (310)
  FHLBB stock                             23             (53)            (30)
                                   ------------    ------------    ------------
INTEREST INCOME                        2,476           1,243           3,719
                                   ------------    ------------    ------------
INTEREST PAID ON:
  Deposits                               153              63             216
  Borrowed funds                         623              60             683
                                   ------------    ------------    ------------
INTEREST EXPENSE                         776             123             899
                                   ------------    ------------    ------------
NET INTEREST INCOME                   $1,700          $1,120          $2,820
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

     PROVISION FOR CREDIT LOSSES. The Bank provided $3.0 million for credit losses for the first nine months of 1996 compared to $1.8 million for the first nine months 1995. The increase in the provision for credit losses in the 1996 period relative to the 1995 period is primarily due to deterioration in the Bank's purchased automobile loan portfolio (see Financial Condition). At the September 30, 1996, the Company's allowance for credit losses totaled $7.4 million, representing 46.5% of non-performing loans (non-performing loans includes loans past due 90 days or more and non-accruing loans). The allowance for credit losses includes $830,000 allocated to the loans acquired in the Burritt transaction (see notes to Consolidated financial statements).

     NON-INTEREST INCOME. Non-interest income increased $285,000 or 12.1% from $2.3 million during the first nine months of 1995 to $2.6 million during the first nine months of 1996. During the first nine months of 1996, net realized securities gains totaled $692,000 compared to a net realized loss of $1.0 million for the 1995 period. Service charges and other income, comprised principally of loan service and deposit related fees, increased $298,000 or 15.8% from $1.9 million for the first nine months of 1995 to $2.2 million for the current period.

     NON-INTEREST EXPENSE. Non-interest expense decreased $526,000 or 3.0% from $17.8 million during the nine months ended September 30, 1995 to $17.3 million during the corresponding period in 1996. The primary reason for the decline in non-interest expense was the reduction in the deposit insurance premium assessed by the FDIC. In the first nine months 1995 the FDIC deposit insurance premium paid by the Bank totaled $1.3 million. As a result of the full recapitalization of the Bank Insurance Fund during 1995, the deposit insurance premium assessed by the FDIC to the Bank for the nine months ended September 30, 1996 dropped to $1,750.

     Salaries and employee benefits, the largest component of the Company's cost of operations, totaled $8.4 million, increasing $571,000 or 7.3% in the 1996 period compared to the first nine months of 1995. As required by the Statement of Financial Accounting Standards No. 91, the Bank deferred certain direct costs resulting from the origination of loans. These deferred costs, which are principally comprised of salaries, employee benefits and other loan expenses, totaled approximately $1.1 million for the current period compared to $582,000 for the year earlier period.

     For the current period, foreclosed asset expense totaled $1.1 million compared to $1.4 million for the comparable year earlier period. Included in this expense is the provision for estimated losses on foreclosed assets, which amounted to $525,000 for the nine months ended September 30, 1996 compared to $1.2 million for the year earlier period. The Company expects that until the level of foreclosed assets declines substantially, foreclosed asset expense will continue to be significant.

     NET NON-INTEREST MARGIN. The net non-interest margin, as a percentage of average assets (annualized) outstanding, increased by 14 basis points from (1.71%) during the nine months ended September 30, 1995 to (1.57%) during the current 1996 period. Non-interest income, as a percentage of average assets (annualized), increased from .26% to .28% for the nine months ended September 30, 1995 and 1996, respectively. Non-interest expense, as a percentage of average assets (annualized), decreased 12 basis points from 1.97% during the nine months ended September 30, 1995 to 1.85% during the current period.

                  NET NON-INTEREST INCOME/EXPENSE ANALYSIS
                     AS A PERCENTAGE OF AVERAGE ASSETS
                                         NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------
                                         1996                       1995
                                      ----------                 ----------

NON-INTEREST INCOME                         .28                        .26
                                      ----------                 ----------
NON-INTEREST EXPENSE
  Foreclosed asset                          .12                        .15
  FDIC insurance premium                    ---                        .15
  Other                                    1.73                       1.67
                                      ----------                 ----------
TOTAL NON-INTEREST EXPENSE                 1.85                       1.97
                                      ----------                 ----------
NET NON-INTEREST MARGIN                   (1.57)                     (1.71)
                                      ----------                 ----------
                                      ----------                 ----------

     PROVISION FOR INCOME TAXES. The provision for income taxes during the nine months ended September 30, 1996 totaled $4.4 million reflecting a 39.1% effective income tax rate, compared to $3.6 million or an effective income tax rate of 40.4% for the comparable 1995 period.

FINANCIAL CONDITION

     The Company's assets totaled $1,259.4 million at September 30, 1996, representing a $4.9 million or .4% increase from year end 1995. The assets of the Company are primarily invested in loans to individuals and, to a lesser extent, the businesses located in the Bank's market area. The Company's loan portfolio is segregated into three broad categories of loans: mortgage, consumer and commercial. The Company's investment in mortgage loans totaled $731.6 million, representing 58.2% of total assets at September 30, 1996 compared to $737.4 million or 58.8% of total assets at year end 1995. The Bank's investment in mortgages is primarily secured by residential properties and, to a lesser extent, multi-family housing. This portfolio also includes financing for commercial real estate and real estate development and construction. Loans to finance one-to-four family residences declined to $675.3 million or 76.3% of the Bank's total loan portfolio at September 30, 1996 compared to $691.6 million, representing 78.4% of the total loan portfolio, at year end 1995. The Bank also had $712,000 in residential loans classified as held for sale at September 30, 1996 compared to $2.0 million at December 31, 1995. Mortgage loans closed during the first nine months of 1996 totaled $57.4 million compared to $30.0 million closed during the first nine months of 1995. As in prior years, the Bank continued to supplement local loan origination through the purchase of single family adjustable rate mortgage loans. The Bank purchased $67.4 million of these loans during the first nine months of 1996 compared to $63.8 million during the comparable 1995 period. The origination and purchase of adjustable rate loans is an integral part of the Bank's management of interest rate risk.

     Multi-family housing loans totaled $13.0 million or 1.5% of the total loan portfolio at September 30, 1996 compared to $11.2 million or 1.3% of the total loan portfolio at year end 1995. Loans to finance commercial real estate totaled $37.1 million or 4.2% of the total loan portfolio at September 30, 1996. At year end 1995, this portfolio totaled $31.1 million, representing 3.5% of total loans. Loans to finance real estate construction, primarily residential condominiums and single family residences totaled $6.2 million or 0.7% of total loans at September 30, 1996 compared to $3.5 million or .4% of total loans at year end 1995. Unadvanced construction commitments approximated $1.6 million at September 30, 1996 and $2.1 million at December 31, 1995.

     The Company's investment in consumer loans totaled $129.8 million, representing 14.7% of total loans at September 30, 1996, compared to $125.9 million or 14.2% of total loans at year end 1995. The consumer loan portfolio is primarily comprised of home equity lines of credit, which complement the Bank's primary business of providing financing for single family residences. The home equity line of credit, which is collateralized by the equity in residential real property, has become the Bank's second largest investment in loans. Home equity lines of credit totaled $164.6 million, with $88.0 million in use at September 30, 1996 compared to $144.0 million, with $78.5 million in use at year end 1995. The remainder of the consumer loan portfolio is substantially comprised of home equity loans and automobile loans.

     During 1995, the Company's automobile loan portfolio increased by $15.6 million to $17.9 million at December 31, 1995. The growth in the automobile portfolio was attributable to the periodic purchase of $16.6 million of sub-prime automobile loans from a third party provider and servicer. During the first quarter of 1996, the Company took over the servicing of this portfolio which totaled $15.8 million. The Company wrote-off $1.1 million of this portfolio, net of recoveries during the third quarter of 1996. At September 30, 1996, $182,000 of this portfolio was classified as repossessed collateral. If there is further deterioration in this portfolio, the Company would be required to make additional provisions for credit losses in subsequent periods which could be significant.

     In addition to mortgage and consumer lending, the Company also provides credit to businesses located within the Bank's market area. The Bank's commercial lending department invests in loans for the development of real estate and other business needs. The Bank's investment in commercial loans totaled $23.2 million at September 30, 1996, reflecting a $4.2 million or 22.1% increase from the $19.0 million invested at year end 1995. At September 30, 1996, $6.7 million of this portfolio was invested in loans for the development of real estate and $16.5 million was invested in loans for various business needs. Unadvanced real estate development commitments totaled approximately $6.0 million at September 30, 1996 and $1.6 million at December 31, 1995.

     NON-PERFORMING ASSETS. At September 30, 1996, non-performing assets, which include loans past due 90 days or more, non-accrual loans and foreclosed assets (see Consolidated Financial Statements--Note 1) totaled $20.4 million, representing 1.6% of total assets, compared to $17.5 million of non-performing assets, or 1.4% of total assets, at year end 1995. At September 30, 1996, foreclosed assets totaled $4.5 million, representing .4% of total assets, compared to $3.7 million or .3% of total assets at year end 1995.

     The following table sets forth non-accrual loans and loans past due for 90 days or more, including loans in foreclosure ("non-performing loans"), and the allowance for credit losses at the dates indicated:

                                   September 30, 1996                        December 31, 1995
                        -------------------------------------------  -------------------------------------------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
                                                   Allowance for                                Allowance for
                         Non-performing Loans      Credit Losses      Non-performing Loans      Credit Losses
                        ----------------------  -------------------  ----------------------  -------------------
                                                         % of Non-                                    % of Non-
                                    % of Loans           Performing              % of Loans           Performing
LOAN TYPE                Balance   Outstanding   Balance   Loans      Balance   Outstanding   Balance   Loans
---------               --------- ------------  -------- ----------  --------- ------------  -------- ----------
MORTGAGE
  1-4 Family             $ 10,453      1.5%                           $  7,251      1.0%
  Commercial                1,412      3.8                               1,495      4.8
  Multi-family                820      6.3                               2,354     21.1
                        ---------                                    ---------
TOTAL MORTGAGE             12,685      1.7       $4,294     33.9%       11,100      1.5       $4,183     37.7%
                        ---------                                    ---------

CONSUMER
  HELOC                       396      0.5                                 978      1.2
  All other                 1,451      3.5                                 480      1.0
                        ---------                                    ---------
TOTAL CONSUMER              1,847      1.4        1,963    106.3         1,458      1.2        1,751    120.1
                        ---------                                    ---------

COMMERCIAL
  Real estate
  development                 306      4.6                                 314      8.7
  All other                 1,026      6.2                                 896      5.8
                        ---------                                    ---------
TOTAL
  COMMERCIAL                1,332      5.7        1,112     83.5         1,210      6.4          972     80.3
                        ---------              --------              ---------              --------
TOTAL                     $15,864      1.8       $7,369     46.5       $13,768      1.6       $6,906     50.2
                        ---------              --------              ---------              --------
                        ---------              --------              ---------              --------

     The following table summarizes the Bank's non-performing loans and foreclosed assets ("non-performing assets") and restructured loans:



                          SEPTEMBER 30,                                 DECEMBER 31,
                       -------------------     -------------------------------------------------------
                         1996        1995        1995        1994        1993        1992        1991
                       -------     -------     -------     -------     -------     -------     -------
                                                       (AMOUNTS IN THOUSANDS)
NON-ACCRUAL LOANS:
 Mortgage              $12,232     $11,653     $10,658     $11,000     $12,302     $18,387     $18,984
 Consumer                1,847       1,414       1,421       1,280       1,789       2,082       1,616
 Commercial              1,332       1,122       1,210       1,576       3,215       3,901       8,108
                       -------     -------     -------     -------     -------     -------     -------
TOTAL                   15,411      14,189      13,289      13,856      17,306      24,370      28,708
                       -------     -------     -------     -------     -------     -------     -------
ACCRUING LOANS
PAST DUE 90 DAYS:
 Mortgage                  453         228         442       1,186       2,317       3,006       4,096
 Consumer                  ---          86          37         ---         249           1         151
                       -------     -------     -------     -------     -------     -------     -------
TOTAL                      453         314         479       1,186       2,566       3,007       4,247
                       -------     -------     -------     -------     -------     -------     -------

TOTAL NON-
PERFORMING LOANS        15,864      14,503      13,768      15,042      19,872      27,377      32,955
                       -------     -------     -------     -------     -------     -------     -------

FORECLOSED ASSETS        4,517       5,355       3,942       6,195       9,379      10,456       7,305
 Valuation
   allowance                (2)       (277)       (230)       (439)     (1,040)       (438)       (412)
                       -------     -------     -------     -------     -------     -------     -------
TOTAL, NET               4,515       5,078       3,712       5,756       8,339      10,018       6,893
                       -------     -------     -------     -------     -------     -------     -------

TOTAL NON-
PERFORMING ASSETS      $20,379     $19,581     $17,480     $20,798     $28,211     $37,395     $39,848
                       -------     -------     -------     -------     -------     -------     -------
                       -------     -------     -------     -------     -------     -------     -------

RESTRUCTURED LOANS     $ 5,037     $ 3,998     $ 3,999     $ 3,826     $ 1,965     $ 8,262     $ 6,985
                       -------     -------     -------     -------     -------     -------     -------
                       -------     -------     -------     -------     -------     -------     -------



    As detailed in the previous table, the level of non-performing loans increased by $2.1 million from $13.8 million at year end 1995 to $15.9 million at September 30, 1996. At September 30, 1996, the Bank had $4.5 million in foreclosed real estate assets, consisting of 37 properties, compared to $3.7 million, consisting of 27 properties at year end 1995. During the first nine months of 1996, the Bank reclassified $4.3 million in real estate loans to foreclosed assets. In addition, at September 30, 1996 the Bank had $182,000 in automobile loans, consisting of 48 vehicles, reclassified as consumer loan repossessions.

    During the past several years, as the volume of assets acquired by the Bank through the foreclosure process increased and the value of the underlying real estate declined, the Bank adopted a policy of reappraising foreclosed assets on at least an annual basis. This policy has assisted the Bank in quantifying the net realizable value of these assets, and has provided the basis, as necessary, for subsequent write-downs of the carrying amount of these assets.
Additionally, in order to provide for unidentified and possible future declines in the value of foreclosed assets, the Bank maintains an allowance for estimated losses on foreclosed assets through a provision which is charged to and included in foreclosed asset expense. For the first nine months of 1996, the Bank provided $525,000 to this allowance compared to $1.2 million for the comparable 1995 period. During the current period, the Bank charged $753,000 in specific write-downs against this allowance compared to $1.4 million during the comparable year earlier period. At September 30, 1996, the allowance for estimated losses on foreclosed assets totaled $2,000 compared to $230,000 at year end 1995.

    The reduction of non-performing assets has been one of the primary objectives of the Bank. A principal focus in 1996 will be a continuation of the Bank's efforts to reduce the level of non-performing assets. Continued weakness in the local economy suggests that progress in this area may be moderate. One of the measures used to identify the trends in non-performing assets is the level of loans past due 60 days. As noted in the following table, the amount of loans past due 60 days has decreased to $8.5 million at

September 30, 1996, representing 1.0% of the total loan portfolio, compared to $9.3 million or 1.1% of the total loan portfolio at year end 1995

The following table summarizes the Bank's accruing loans past due 60 days:


                        SEPTEMBER 30,                                       DECEMBER 31,
                     ---------------------        -------------------------------------------------------------
                     1996           1995           1995           1994           1993           1992       1991
                    ------         ------         ------         ------         ------         -----       ----
                                                (AMOUNTS IN THOUSANDS)
LOANS PAST DUE
 60 DAYS:
 Mortgage           $6,909         $5,391         $8,111         $5,014         $7,369         $8,829      $9,072
 Consumer            1,588            506            994          1,015            651            815         525
 Commercial             85             79            203             62            ---             95         353
                    ------         ------         ------         ------         ------         ------      ------
TOTAL               $8,582         $5,976         $9,308         $6,091         $8,020         $9,739      $9,950
                    ------         ------         ------         ------         ------         ------      ------
                    ------         ------         ------         ------         ------         ------      ------


    The following table summarizes the Bank's accruing loans past due 60 days: The foundation of the Bank's program to reduce the level of non-performing assets is the loan collection and workout process. In addition to the personnel assigned to the collection/workout area, the Bank has an officer responsible for the management and sale of foreclosed assets. This crucial function of the Bank is supported by a standing committee of the Board of Directors, comprised of individuals experienced in the areas of real estate sales and development, which was established to assist and give advice
on the management and disposition of troubled assets.     To the extent that
the Bank ultimately takes title to troubled assets, the Bank has established several programs to facilitate the timely disposition of foreclosed assets. The foundation of these programs is to establish fair and realistic value for foreclosed assets, taking into consideration the potential opportunity cost associated with lengthy marketing time. The Bank augments this pricing policy through preferred Bank financing, including special first-time home-buyer programs. To further expand sales efforts and reduce marketing time, the Bank also maintains consistent marketing programs and premium realtor commissions. The employment of these programs has enabled the Bank to sell and close on 30 properties for an aggregate consideration of $2.5 million in first nine months of 1996. During the comparable 1995 period, the Bank sold and closed on 48 properties for an aggregate consideration of $2.8
million.     In order to maintain the quality of the loan portfolio, as well as to provide for potential losses that are inherent in the lending process, the Bank controls its lending activities through adherence to loan policies adopted by the Board of Directors and stringent underwriting standards. To provide for possible losses within the loan portfolio, the Company maintains an allowance for credit losses. The allowance for credit losses is maintained through provisions charged to income. These provisions are determined on a quarterly basis, based upon management's review of the anticipated uncollectability of loans, current economic conditions, historical trend analysis, real estate deflation factors, overall portfolio quality, specific problem loans and an assessment of the adequacy of the allowance for credit losses. Based on these factors, the Company provided $3.0 million to the allowance for credit losses during the nine months ended September 30, 1996 compared to $1.8 million for the comparable 1995 period. During the nine months ended September 30, 1996, the Bank wrote off $2.5 million (net of recoveries). At September 30, 1996 the allowance for credit losses totaled $7.4 million, which includes $830,000 allocated to the loans acquired in the Burritt transaction. In comparison, the allowance for credit losses totaled $6.9 million at year end 1995, which included $1.2 million allocated to the loans acquired in the Burritt transaction (see Consolidated Financial Statements--Note 13). The allowance for credit losses represented 46.5% of non-performing loans at September 30, 1996, compared to 50.2% at
year end 1995.     In addition to collection and workout efforts, management
also monitors and works closely with certain borrowers that may experience financial difficulties. The debtors may be experiencing cash flow problems which inhibit their ability to service their debt in accordance with its terms. This may result in a modification of loan terms in order to assist a debtor who has been adversely affected by the state of the economy. The modification of terms may be in the form of the waiver of principal payments, a reduction in the interest rate or the waiver of interest payments for a specified period of time. At September 30, 1996, in addition to non-performing assets, the Bank had $5.0 million in loans which have been restructured.

    INVESTMENT SECURITIES. The Bank's securities portfolio was $328.2 million or 26.1% of total assets at September 30, 1996, up from $320.2 million or 25.5% at December 31, 1995. The securities portfolio serves primarily as a source of liquidity and as a vehicle to help balance the interest rate sensitivity of the Bank. Notwithstanding the need for liquidity and interest rate sensitivity, the portfolio is also structured for yield. Under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Bank's securities are classified into one of three categories: held-to-maturity, available-for-sale or trading (see Consolidated Financial Statements--Notes 1 and 2). At September 30, 1996, the Bank had securities totaling $71.3 million classified as held-to-maturity, compared to $77.9 million at December 31, 1995. These investments are primarily comprised of intermediate and long-term fixed rate mortgage-backed securities and are carried at amortized cost.

    Securities classified as available-for-sale at September 30, 1996 totaled $255.1 million compared to $241.1 million at December 31, 1995. The available-for-sale category was principally comprised of mortgage-backed securities with adjustable rate interest features. SFAS 115 also requires that securities classified as available-for-sale be carried at fair value with unrealized gains and losses, net of tax effect, reported as a separate component of Stockholders' equity. At September 30, 1996, the Bank had unrealized losses, net of tax effect, of $.3 million compared to net unrealized gains, net of tax effect, of $.4 million at December 31, 1995.

    The trading portfolio, which consists of equity securities, totaled $1.8 million at September 30, 1996 compared to $1.2 million at December 31, 1995. This portfolio is carried at fair value with changes in unrealized gains or losses reflected in earnings. At September 30, 1996, the trading portfolio had net unrealized holding gains of $73,000, compared to $23,000 at December 31, 1995.

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

    During the first nine months of 1996, deposits decreased by $28.2 million or 2.7%, after interest credited of $34.2 million, from $1,058.1 million, funding 84.3% of total assets at year end 1995, to $1,030.0 million, funding 81.8% of total assets at September 30, 1996. Retail deposits are essentially derived from the communities in which the Bank's offices are located. The Bank offers a wide variety of deposit accounts which include money market deposit accounts, certificates of deposit and regular savings.

    In April 1996, the Bank changed the manner in which interest was determined on a category of money-market deposit accounts branded as No Maturity CD's. No Maturity CD's had been linked to the prime rate minus 250 basis points. Subsequent to the change, the rate is determined from time to time at the Bank's discretion, which is more in keeping with market rates of interest for accounts of that type. On the date of the change, the interest rate in effect for No Maturity CD's dropped 200 basis points from 5.75% to 3.75%. As a result of the change in interest paid for No Maturity CD's, the balance declined for that account type from $176.6 million at year-end 1995 to $80.8 million at September 30, 1996. While No Maturity CD's declined by $95.8 million during the first nine months of 1996, a significant portion of those funds were reinvested in term certificates of deposit. Term certificates of deposit increased by $74.5 million from $579.8 million at December 31, 1995 to $654.3 million at September 30, 1996.

    The Bank also utilizes the FHLBB as an alternative source of funds. At September 30, 1996, FHLBB advances totaled $128.2 million, funding 10.2% of total assets, compared to $96.9 million, funding 7.7% of total assets at year end 1995. The flexibility, pricing and repricing characteristics of the funding alternatives offered by the FHLBB have allowed the Bank to match-fund fixed rate commercial mortgage loans, one year adjustable rate mortgage loans and home equity lines of credit. The Bank has also employed funds from the FHLBB to fund the purchase of various mortgage-backed securities.

    Amortization, prepayments and the sale of loans into the secondary market supplied the Bank with an additional $188.7 million in investable funds during the first nine months of 1996. In keeping with the Bank's asset and liability management objectives (see "Asset/Liability Management"), the Bank periodically may sell loans. The Bank sold $15.7 million in loans during the first nine months of 1996. The Bank has retained servicing on all loans that have been sold and was servicing $148.4 million of mortgage loans for others at September 30, 1996. At September 30, 1996 the Bank had $712,000 in loans classified as held-for-sale compared to $2.0 million at December 31, 1995.

    LIQUIDITY. The Bank monitors its liquidity position to ensure that it is able to meet its need for funds. In general, the Bank maintains a level of asset-based liquidity which is consistent with its current business plan. The volume of liquid assets carried by the Bank will vary from time to time based on management's business objectives, which in part, will be influenced by expected economic activity. During periods of economic expansion, coupled with a commensurate increase in loan demand, or during a period of disintermediation, financial resources may be allocated from asset-based liquidity to fund these demands. In the event that asset-based liquidity is at a minimum, the Bank will rely upon liability based liquidity to augment its funding needs. This source of liquidity is primarily provided by the FHLBB. As a member of the FHLBB, the Bank is eligible to borrow against certain qualifying collateral assets as defined by the FHLBB. At September 30, 1996 the Bank had FHLBB borrowings of $128.2 million.

    As of September 30, 1996, the Company had short-term liquid assets consisting of cash, due from banks, federal funds, unpledged available-for-sale securities, and loans held-for-sale of $257.4 million. The Company's short-term liquid assets represented 22.3% of the Company's liquidity base, defined as all withdrawable deposit accounts, less the unpaid balance of loans secured by such accounts, and the principal amount of all borrowings payable on demand in one year or less.

     CAPITAL RESOURCES. Stockholders' Equity at September 30, 1996 increased to $86.5 million from $80.8 million at December 31, 1995. The $5.7 million or
7.0% increase in Stockholders' Equity was primarily attributable to net income of $6.9 million for the nine months ended September 30, 1996, partially offset by a change in the unrealized loss on securities available-for-sale, net of tax effect, of $770,000. The Company paid $546,000 in dividends to stockholders in the first nine months of 1996.

     The Federal Reserve Board (the "FRB") and the FDIC have adopted risk-based capital standards which require bank holding companies and banks, respectively, to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%.
Of the required capital, 4.0% must be tier 1 capital. Tier 1 capital is primarily common stockholders' equity and certain categories of perpetual preferred stock. As part of the Burritt transaction (see Consolidated Financial Statements--Note 13), Derby paid the FDIC a premium of $6.2 million. Of the premium paid, $5.0 million was recorded as a core deposit intangible. At September 30, 1996, the core deposit intangible totaled $2.3 million. This amount, in addition to approximately $175,000 of other intangible assets resulting from the transaction, are required to be deducted from the Company's and the Bank's capital prior to determining regulatory capital requirements. After giving effect to the transaction, the Company had a ratio of total capital to risk-weighted assets of 12.3% and a ratio of tier 1 capital to risk-weighted assets of 11.3% at September 30, 1996. Derby Savings' ratio of total capital to risk-weighted assets was 12.2% and its ratio of tier 1 capital to risk-weighted assets was 11.2% at September 30, 1996.

    The FRB and the FDIC have supplemented the risk-based capital requirements with a required minimum leverage ratio of 3% of tier 1 capital to total assets. The FRB and the FDIC have indicated that all but the most highly rated holding companies, however, should maintain a leverage ratio of 4% to 5% of tier 1 capital to total assets. At September 30, 1996, the Company had a ratio of tier 1 capital to total assets of 6.7% and the Bank had a ratio of tier 1 capital to total assets of 6.7%.

    Under the FDIC's prompt corrective action regulation, a savings bank is considered: (i) "well capitalized" if the savings bank has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided the savings bank is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure);
(ii)"adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based capital ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv)"significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. The regulation also permits the FDIC to determine that a savings bank should be placed in a lower category based on other information such as a savings institution's examination report, after written notice. At September 30, 1996, the Bank met the "well capitalized" criteria based on its capital ratios at that date.

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


SEPTEMBER 30, 1996                                    MORE THAN   MORE THAN   MORE THAN     MORE THAN    MORE THAN
                                                      SIX MONTHS  ONE YEAR   THREE YEARS   FIVE YEARS    10 YEARS
                                          SIX MONTHS    TO ONE    TO THREE     TO FIVE       TO TEN       TO 20     MORE THAN
                                            OR LESS      YEAR      YEARS       YEARS         YEARS        YEARS     20 YEARS   TOTAL
                                          ----------  ----------  -------    -----------  -----------  ----------  ---------  ------
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)

ASSETS:
  Investments:                             $196,262    $36,351    $37,866    $19,331    $13,353    $15,932     $1,572     $320,667
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------

  Loans:
    Fixed-rate mortgages                      5,619      5,851     25,143     25,023     57,632     48,893     25,508      193,669
    Adjustable-rate mortgages               265,641    216,569     17,335     21,419      1,616      3,123         --      525,703
    Consumer loans                          100,035      7,876      9,341      3,628      4,804      2,298         --      127,982
    Commercial loans                         21,628         14         41        123         66         16         --       21,888
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------

  Total loans                               392,923    230,310     51,860     50,193     64,118     54,330     25,508      869,242
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------

TOTAL INTEREST-SENSITIVE ASSETS            $589,185   $266,661    $89,726    $69,524    $77,471    $70,262    $27,080   $1,189,909
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------


LIABILITIES:
  Regular & club savings                   $182,406 $       -- $       --   $     --    $    --   $     --   $     --     $182,406
  Certificates of deposit                   335,720    188,517     78,710     51,395         --         --         --      654,342
  Money market accounts                     109,620         --         --         --         --         --         --      109,620
  NOW accounts                               42,940         --         --         --         --         --         --       42,940
  FHLBB advances                            114,275      8,290      2,500      3,120         --         --         --      128,185
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------

TOTAL INTEREST-SENSITIVE LIABILITIES       $784,961   $196,807    $81,210    $54,515    $    --   $     --   $     --   $1,117,493
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------     --------


GAP (repricing difference)                ($195,776 )  $69,854     $8,516    $15,009    $77,471    $70,262    $27,080
Cumulative GAP                            ($195,776 )($125,922 )($117,406 )($102,397 ) ($24,926 )  $45,336    $72,416
Cumulative GAP/total assets                  (15.5 %)    (10.0%)     (9.3%)     (8.1%)     (2.0%)      3.6%       5.7%

Ratio of interest-sensitive assets
  to interest-sensitive liabilities            75.1%     135.5%     110.5%     127.5%                                        106.5%

Cumulative ratio of interest-sensitive
  assets to interest-sensitive liabilities                87.2%      89.0%      90.8%      97.8%     104.1%     106.5%


PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

Not Applicable

ITEM 2  CHANGES IN SECURITIES

Not Applicable

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5  OTHER INFORMATION

Not Applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index

    EXHIBIT                                 PAGE OF THIS
    NUMBER                                     REPORT

      2.1        Agreement and Plan of Merger     *
      2.2        Option Agreement                 *
      27         Financial Data Schedule          42

 * Incorporated by reference from the Company's Form 8-K dated October 11, 1996.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    DS Bancor, Inc.
                                                            ---------------------------------
                                                                       Registrant


Date:   November 7, 1996           By:                          /S/ Harry P. DiAdamo, Jr.
                                                            ---------------------------------
                                                                    Harry P. DiAdamo Jr.
                                                                    President & CEO


Date:   November 7, 1996           By:                          /S/ Alfred T. Santoro
                                                            ---------------------------------
                                                                    Alfred T. Santoro
                                                            Vice President, Treasurer and CFO

                                    - 41 -